Form 10KSB
period 1995-12-31
KENSINGTON CO INC
filed 1997-02-13
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             Annual Report Filed pursuant to Section 13 or 15(d) of

                       THE SECURITIES EXCHANGE ACT OF 1934

         for the fiscal year ended December 31, 1995, file # 33-38119-C

                          THE KENSINGTON COMPANY, INC.
               (Exact name of registrant as specified in charter)

         Minnesota                                 41-1619632
(State or other jurisdiction                 (IRS Employer ID Number)
of organization)

      Interchange Tower, Suite 1950, 600 S. Hwy 169, Minneapolis, MN 55426
                    (address of principal executive offices)

Registrant's telephone number is    (612) 546-2075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has registrant been subject to such filing requirements for the past 90 days.

                  Yes x                                No__

The number of shares outstanding of each class of the registrant's common stock as of December 31, 1995 was 2,945,894 shares.

The estimated market value on December 31, 1995, of the voting stock held by non-affiliates of the registrant was $403,740.31 based upon $.19 per share where in private transactions shares were sold. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "KNSC".

                     Exhibit Index on the Sequential page 15
             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX




                          THE KENSINGTON COMPANY, INC.

                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1995

                                      INDEX


ITEM                                                                PAGE

                                     PART I

1.  Description of Business...........................................1
2.  Description of Property...........................................4
3.  Legal Proceedings.................................................5
4.  Submission of matters to vote of shareholders.....................5

                                     PART II

5.  Market for Common equity & related stockholder matters............5
6.  Management's discussion & analysis of Operations..................6
7.  Financial statements .............................................6
8.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure..........................................7



                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons
    of the Company....................................................7
10. Executive compensation............................................9
11. Security ownership of certain beneficial owners and
    management.......................................................11
12. Certain relationships & related transactions.....................12
13. Descriptions of securities.......................................13
14. Exhibits and reports on Form 8-K.................................14
15. Signatures.......................................................15

    Financial  Statements...........................................F-1




DESCRIPTION OF BUSINESS

THE KENSINGTON COMPANY, INC. was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "KNSC". At present the Company has approximately 291 shareholders. Kensington owns 100% of two operating companies, namely, Ives Design, Inc., a Minnesota corporation, and American Gas Corporation, a Nevada corporation. Kensington also owns two non-operating "shell" corporations, namely, Bluegrass Management and Operating Company, a Kentucky corporation, and National Fixture Installers,Inc., a Minnesota corporation.

The Kensington Company, as stated above, is comprised of:

A. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and or metal. The company provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 1995 Ives employed 23 full time employees.

SIGNIFICANT MARKETS, CUSTOMERS AND SUPPLIERS

IVES
         While the loss of the largest customer would have an adverse effect on the Company such an event is unlikely since they have recently advised the Company of their plan to place more substantial orders. The Company presently has no contractual commitments with any customers but works against purchase orders for its sales.

          The Company believes that the number of potential suppliers of the materials utilized by Ives in fashioning its products are sufficient that the loss by Ives of any one or a number of its present suppliers would not have a material adverse effect on Ives' business.

         Ives' products are not seasonal products and are sold throughout the year.

REGULATION OF THE STORE FIXTURE INDUSTRY
         There are federal and state regulations governing the Ives operation to the extent of Environmental Protection Agency and OSHA rules that apply to disposal of waste from painting and sealing of product. Ives has a program in effect for both situations.

COMPETITION WITHIN THE STORE FIXTURE INDUSTRY
           Ives does have a number of competitors and bids most of its projects. Notwithstanding, sales have continued to increase and management believes that the Company is competitive with respect to both price and quality of its products.

B. AMERICAN GAS CORPORATION AND OTHER GAS OPERATIONS

         In 1992 the Company purchased limited and general partnership interests in gas wells in Texas, Arkansas and Oklahoma as well as 100% ownership of American Gas Corporation's gas wells and pipelines in Kentucky.

         During 1994 and 1995 most of American Gas' operations were shut down because the Company could not find good operators. As of December 31, 1995, American Gas Corporation had no employees and its sole Director and Officer is the CEO of the Company. Late in 1995 the Company engaged K-Petroleum, Inc. of Columbus, Ohio to operate its Tanyard gas field in eastern Kentucky. K-Petroleum operates 350 gas wells in eastern Kentucky and has over a 95% success rate for the 188 wells that it has drilled in eastern Kentucky. The Company has also entered into a written agreement for TAUREN Exploration, Inc. of Dallas, Texas to reopen the Rosewood field in western Kentucky during the summer of 1996. TAUREN is of the opinion that there is more gas under the Rosewood field and will invest its own money to make the field operational and pay the Company 40% of the net proceeds. TAUREN is of the opinion that the numerous seven inch wide wells can be easily reentered and the existing four inch pipeline owned by the Company can be used to transport the new gas. TAUREN has drilled 45 productive wells, with no dry holes and only one non-commercial well since 1994. In addition, the Company has started to receive revenues on a regular schedule from its interests in Texas, Arkansas and Oklahoma.

         American Gas purchases its supplies and materials from various suppliers, none of which is considered material. Management believes that the loss of any one supplier will not have an adverse effect on its operations.

         American Gas sells gas year round, but the prices fluctuate because of weather conditions as determined by the particular season. In general, there is a higher price for gas in the winter, and lower price in the summer. The demand for gas, however, remains generally consistent throughout the year.

         No material portion of the business of the company is subject to contracts with the government of the United States of America or any state.

         After a two year search, the Company is of the opinion that the addition of K-Petroleum and TAUREN will provide the necessary technical expertise to properly manage the risk associated with oil and gas operations in order to make them profitable.

REGULATION OF OIL AND GAS
         As regards American Gas, the oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Kensington and American Gas have experienced legal counsel for these situations.

COMPETITION WITHIN THE OIL AND GAS INDUSTRY
         Competition in the oil and gas business is intense. The Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals and drilling programs. Many of these competitors have financial, technological, and other resources substantially in excess of those available to the Company.

         There is also extensive competition in the market for natural gas. Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition in markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, there have been reductions in gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices. See "Regulations."

         In light of these developments, many producers, including the Company, have accepted prices that are lower than those previously prevailing in order to sell their production.

COMPANY'S DIRECTION
         HOUSING OPPORTUNITIES:
         During the second quarter of 1995 the company ceased funding the research and development of the housing group established in late 1994.

         IVES DESIGN INC.
          It is management's intention to continue to expand Ives Design through sales to new customers, expanding sales to existing customers by providing high levels of service and quality and through acquisitions.

         AMERICAN GAS CORPORATION
         With the addition of K-Petroleum and TAUREN, it's management's intention to rework existing wells and drill new wells to increase its oil and gas revenues. Management will attempt to reduce risk by having the operators invest their own capital with a net revenue return being paid to the Company. In some instances the Company may have to invest some of its own capital.

         NEW OPPORTUNITIES
         It is also management's intention to obtain equity interests in other corporations in return for the Company's management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment as it is currently arranging with Metropolitan Health Networks, Inc., a Florida corporation.

ITEM 2.  DESCRIPTION OF PROPERTY

         At present, the Company's principal office is located at 600 S. Highway 169, Suite 1950, Interchange Tower, Minneapolis, Minnesota, 55426, occupying approximately 1000 square feet and utilized entirely for executive offices. The lease includes the use of two conference rooms, some furniture, and phones. The lease was entered into on February 15, 1996. The space is rented under a written lease which provides for payment of rent at a monthly rate of $687 and runs through September 1998. Management believes that comparable office space is readily available if the Company were to lose its lease.

         As a result of its acquisition of Ives, the Company owns two buildings. One building has 25,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,500 square feet are utilized for offices and 23,000 square feet for manufacturing. There is also a 7,200 SF storage building.

ITEM 3:  LEGAL PROCEEDINGS

         There are no legal proceedings that the management is aware of at this time.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held on October 15, 1994 a new Board was elected and the shareholders approved increasing the number of employees options to 750,000. There was no shareholder meeting during 1995 but one was held on January 27, 1996. At the January 27, 1996 meeting a new Board was approved, and the number of authorized shares were increased to 40,000,000 common and 10,000,000 unclassified. The Board was also given the authority to approve acquisitions and mergers. The shareholders also authorized the Board to change the name of the Company to "Kensington International Holding Corporation" at some date in the future. 74% of the shareholders attended the January 27, 1996 shareholders meeting either in person or by proxy.


                                     PART II
         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK- HOLDER
         MATTERS.

ITEM 5:   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         During 1995 the stock has been quoted at a low of $.03 to a high of $1.00. On December 31, 1995 the stock was quoted at a bid of $.125 with an asking price of $.50. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

         (a) Market Information

                  The Registrant's securities are traded on the Bulletin Board as "KNSC".

         (b) Holders

                  At December 31, 1995 there were approximately 300 shareholders of record including people who held stock in "street name".

         (c) Dividends

                  The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
SELECTED FINANCIAL INFORMATION:

                                       1995                 1994                1993
Total Revenue                       $2,552,682           $1,615,748          $1,379,693
Cost of Sales                        1,601,568            1,190,042           1,196,098
                                    ----------           ----------          ----------
Gross Profit                        $  951,114           $  425,706          $  183,595
Operating Expense                      850,742              855,800           1,043,090
                                    ----------           ----------          ----------
Inc (Loss) from Operations            $100,372           $ (430,094)         $ (859,495)

Other Income (Expense)                (328,569)             (55,806)             (6,612)
Provision for Income Tax                                                        (10,125)
                                                                             ----------
Extraordinary Item                                           69,990
                                                         ----------
Change in method of acctg               26,784
                                    ----------

Net Loss                            $ (201,413)          $ (485,900)         $ (866,107)

As noted above, the Company produced a net income from Operations of $100k in 1995 as compared to a loss from Operations of ($430k) in 1994. However, due to an increase in other expenses, an overall net loss of ($217k) was incurred. Other expenses included interest of $139k in 1995 versus $81k in 1994. Additionally reserves of $176k were established in 1995. Included in this was $152k against notes receivable and $24k for settlement of past litigation action. The net equity of the company was also adversely affected by two additional events. The first was the repurchase of $85k in stock and the second was the reduction in number of shares of stock issued for the American Gas Corporation acquisition. See the attached financial statements and notes for more information.

IVES DESIGN INC.
1995 was a very good year for the company. Revenues grew from $1,544k in 1994 to $2,511k in 1995, a 63% increase. Income from Operations grew from $38k in 1994 to $402k in 1995. Net Income increased from $11k in 1994 to $328k in 1995. Sales and gross margins were improved by the Company's abilities to raise prices in 1995 and still remain competitive. Gross margins were also positively impacted by focusing on cutting costs. The Company also worked to hold operating expenses constant or to even reduce them during 1995. As a percent of revenue, operating expenses were reduced from 22% in 1994 to 21% in 1995. Management feels that the administrative staff exists to support the 20% increase in sales anticipated for 1996. (See Item 1 on page 1)

AMERICAN GAS CORPORATION
1995 was a transition year for American Gas. Due to operational problems, the production of natural gas in Kentucky was significantly curtailed. 1995 revenues totaled $6,539 versus sales of $17,748 in 1994. (See Item 1 B on page 2)

ITEM 7:  FINANCIAL STATEMENTS

         The Consolidated financial statements of the Company are included herin following the signatures, beginning at page F-1.

ITEM 8:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES

         On March 22, 1994, the Company dismissed Silverman, Olson, Thorvilson & Kaufmann Ltd as its independent public accountants and engaged Lund Koehler Cox & Company, PLLP as its new independent public accountants. The reports of Silverman, Olson, Thorvilson & Kaufmann Ltd on the financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Board of Directors participated in and approved the decision to change independent public accountants. In connection with its audit and through March 22, 1994 there were no disagreements with Silverman, Olson, Thorvilson & Kaufmann Ltd on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Silverman, Olson, Thorvilson & Kaufmann Ltd would have caused them to make reference thereto in their report on the financial statements. Prior to March 22, 1994, the Company had not consulted Lund Koehler Cox & Company, PLLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former independent public accountants.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                   MANAGEMENT
         The executive officers and Directors of the Company are as follows:

Name                               Age               Position
----                               ---               --------

Keith A. Witter                    48                Director

Mark Haggerty                      48                Chief Executive Officer
                                                     & Director

Keith Bernhardt                    74                Director

Dr. Graeme Wallace                 54                Director

Holly Callen Hamilton              47                V. P. & Secretary

Mike Nakonechny                    68                Chairman

Jeff Etten                         39                Chief Financial Officer

Directors are elected for an indefinite term not to exceed five years, expiring at the annual shareholders' meeting next held after their election and until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Keith A. Witter has been a Director of the Company since May 1, 1993. From January 1992 to April 1993, Mr. Witter served as President and Chief Operating Officer of the Company. He received a B.A. in business administration and economics in 1969 from Gustavus Adolphus College, and in 1973 obtained a JD degree from the University of Minnesota Law School. Since 1984, Mr. Witter has served as President and owner of Askar Corporation, a securities broker-dealer with 85 representatives in five states. He also is the President of F.F.P. Investment Advisors, Inc., a financial planning firm, a position he has held since 1984. Mr. Witter has been involved in the oil and gas business having served as President of Kensington Energy Corporation from June 1992 until December 31, 1992.

Mike Nakonechny lives in Pennsylvania and is an Electrical Engineer. He has been a Director since October 15, 1994. Mr. Nakonechny is on the Boards of Mentor Corporation of Minneapolis and Silicon Technology Corporation and his own company, NAK Associates Corp. He founded and was Chairman of Tranducer Systems, Inc. a public company in Pennsylvania.

Mark Haggerty became an employee of Kensington on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a graduate of the University of Minnesota Law School and is a practicing attorney. From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota. From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc. During the past eighteen years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. Mr. Haggerty is also a Registered Securities Representative. Mr. Haggerty filed bankruptcy in January 1989 and was discharged in April 1989. He serves on the Board of Directors of MicroAid, Ltd., Environmental Air Systems, Inc., MinnCal Technologies, Inc., Hal-Fics., Bonne Eau S.A., Ltd.,. Haggerty has been a Director since October 15, 1994.

Keith Bernhardt has served as a Director since September 1992. From 1983 to present Mr. Bernhardt has been semi-retired but engaged in the sale of machinery used to change hot-rolled steel into cold-rolled steel for use in the automobile industry. Mr. Bernhardt was one of the founders of American Gas. Mr. Bernhardt graduated from Purdue University in 1942 with a degree in mechanical engineering. He is a certified Retired Professional Engineer, licensed with the State of Connecticut.

Dr. Graeme Wallace has been a Director of the Company since April 1992. Commencing in 1985 he was the Co-Founder and Managing Partner of Wallace Bond & Partners Inc., a Canadian based firm in Toronto offering human resource consulting services. In April 1993 Dr. Wallace sold his interests in Wallace Bond & Partners, Inc. and founded Wallace and Partners, Inc, also located in Toronto. Dr. Wallace earned both his B.A. and M.Sc. degrees from Monash University, Melbourne, Australia, in 1967 and 1970 respectively. He obtained a Ph.D. in psychology from McGill University, Montreal, Canada in 1972.

Holly Callen Hamilton is Director of Development for Women's Athletics at the University of Minnesota. Ms. Callen has been President of Callen & Associates. Inc. for a number of years.

Jeff Etten is a C.P.A. and a member of the Minnesota Society of Certified Public Accountants. Mr. Etten was formerly the C.F.O. of Heritage Computer. Mr. Etten received his BS degree in Accounting from the University of Wisconsin-Eau Claire.

KEY PERSONNEL

Dennis Krause is the President and a Director of Ives Design, Inc. and is in charge of production.

ITEM 11:  Executive Compensation

                  (a)  Remuneration
Compensation Pursuant to Agreements

         In May 1993 the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as corporate counsel. Mr. Haggerty's salary is $65,000 per year and his law firm, Haggerty & Associates, Inc. is retained at an additional $12,000 per year. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance; is reimbursed expenses incurred on company business; receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. On September 9, 1993 the Board of Directors requested that Mr. Haggerty become the C.E.O.- C.O.O of Kensington and the Chairman and C.E.O. of Ives Design, Inc. Mr. Haggerty has waived a number of his benefits and salary and only received $20,538 W-2 income for all of 1993; $39,500 W-2 income for all of 1994 and only received a combined W-2 income from Kensington and Ives Design of $36,741 for all of 1995. The balance of Mr. Haggerty's income has been accrued but he has also waived some of his income.

Mr. Etten receives a combined consulting and employee package of $46,000 a year for acting as C.F.O. Mr. Etten also receives a car allowance, vacation and expenses reimbursement. A portion of Mr. Etten's salary has been accrued.

Ms. Hamilton received $15,500 in 1995 for acting as Vice President and Secretary.

The directors receive no pay and only get reimbursed for expenses. All of the directors have deferred reimbursement of expenses in order to make sure that production workers are paid first.

COMPENSATION PURSUANT TO PLANS
STOCK OPTIONS

The Company has adopted an incentive stock option plan which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company's common stock on the date of grant of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors. On May 1, 1993 the Board of Directors authorized issuance of 211,000 options to purchase a like amount of shares at a price of $2.625 per share, for a period of three years from the date of issuance, to certain directors, officers, employees, and former employees of the Company and this grant was extended to January 1, 1997. On March 17, 1995 the Company's board authorized the issuance of options at $.32 for a period of five years. The bid on March 17 was $.125 and the asking price was $.375. The 10,000 options authorized to the employees of Ives Design, Inc. on May 1, 1993 was withdrawn and the Board on March 17, 1995 authorized 50,000 options to the 20 employees of Ives Design, Inc. at $.32 for five years bringing the total of authorized options to 251,000. In addition each director, the CFO and the corporate secretary were authorized to receive 50,000 options each at $.32 for five years provided Mark Haggerty surrendered 75,000 of his warrants, and each of the other four directors, the CFO and the Secretary agreed to surrender 50,000 warrants issued on February 14, 1995 which they agreed to do. This brought the number of authorized options up to 601,000. The Board authorized the exchange of 29,700 options in return for 29,700 warrants bringing the total number of authorized options to 630,700 out of 750,000.

With the exchange of options for warrants detailed above the reduction in warrants was 304,700. The authorization of options and reduction in warrants were stated in the S-8 filed in October 1995 and again in the PROXY STATEMENT mailed to all of the shareholders by the Transfer Agent on December 20, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND
         MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth information as of December 31, 1995 regarding ownership of the Company's common stock by (i) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (ii) the directors individually, and (iii) all officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

       NAME                    Shares            Percentage
       ----                    ------            ----------

Dennis Krause                  226,722               7%
7733 Quincy St.
Spring Lake Park,
Minnesota  55432

Keith Bernhardt                161,104               5%
107 Cliffmore Rd
W. Hartford, CT
06107

Bernard M.S. Kegan             170,525               6%
1805 Eagle Ridge Dr.
#10 West Court
Mendota Heights,
Minnesota  55118

G. Wallace                     162,500               5%
151 Yonge St.
Toronto, Canada

All Officers, key              650,420              21%
persons & directors as a
Group, eight persons (1) (2)

(1) Includes shares issued to the Joan Witter Trust and the Witter Family Trust wherein Keith A. Witter, the Company's Chairman, surrendered his control and right to vote.
(2) Does not include Bernard M.S. Kegan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                              CERTAIN TRANSACTIONS

         In connection with the Company's 1992 acquisition of American Gas, the Company assumed certain obligations of American Gas. Among these obligations was the issuance of the Company's securities (as described more fully below) to creditors and investors who participated in a series of oil and gas drilling partnerships promoted by Liberty National Corporation ("Liberty"), a defunct corporation whose assets American Gas acquired in a sale approved by the Superior Court of the State of California, Orange County. In consideration for the purchase of such assets, the Company agreed to issue to the approximately 634 Liberty creditors/investors 200,000 shares of common stock (the "Liberty Shares") and 800,000 warrants (the "Class A Liberty Warrants"). Each Class A Liberty Warrant is exercisable for six months from issuance to purchase one share of common stock at $2.50 per share and one Class C Liberty Warrant which is exercisable at $7.00 per share. These conditions were changed by Court Order of May 3, 1994 where the 634 Liberty National investors are to receive 125,000 shares and 1,000,000 Class A Liberty Warrants as described herein. These Class A Liberty Warrants are subject to redemption at the sole option of the Company at any time commencing three months after their issuance, at a redemption price of $.001 per Class A Liberty Warrant. The Company shall give thirty days' written notice to all holders of the Liberty Warrants of such redemption, during which time the holder shall have the right to exercise such Warrant. Upon notice of redemption to the warrant holders and the warrant holders failure to exercise their right of conversion, the Company shall, upon surrender and delivery of the warrant certificates to the Company or its transfer agent, pay the warrant holder a sum equal to the $.001 redemption price per warrant times the number of warrants surrendered. At the date of drafting this 10-KSB, no Liberty Warrants have been either issued or exercised. In connection with the conversion of certain debts and obligations, the Company issued Class B Investor Warrants to purchase an aggregate of 538,933 shares of common stock. These Class B Investor Warrants are exercisable at any time through January 1, 1997 (extended by Board action from November 1995). Approximately 7% (39,424 warrants) were issued for services rendered: and 93% ( 499,509 warrants) were issued in connection with the private placement of the Company's securities. As of the date of this 10-KSB, no Class B Investor Warrants have been exercised.

                           DESCRIPTION OF SECURITIES

COMMON STOCK
         The Company has authorized 50,000,000 shares of stock, no par value. 40,000,000 shares have been designated as common stock and 10,000,000 as unclassified. Each holder of common stock has one vote per share on all matters voted upon by the shareholders. Such voting rights are non-cumulative so that the shareholders holding more than 50% of the outstanding shares of common stock are able to elect all members of the Board of Directors. There are pre-emptive rights or other rights of subscription. Each share of common stock is entitled to participate equally in dividends if and when declared by the Board of Directors of the Company out of the funds legally available and is entitled to participate equally in the distribution of assets in the event of liquidation. All shares, when issued and fully paid, are non-assessable and are not subject to redemption or conversion and have no conversion rights.

         The value of a share has been arbitrarily determined. The offering price bears no relationship to assets, earnings, book value or any other commonly used criteria for valuation.

WARRANTS
         During the years ended December 31, 1992 and the period ended June 30, 1993, the Company authorized the issuance of warrants (the "Class B Investor Warrants") to purchase an aggregate of 538,933 shares of common stock to certain investors in consideration for the conversion of debt and obligations, for services rendered and in private transactions. The Class B Investor Warrants were issued, subject to the terms and conditions of certain Warrant Agreements. The following description of the Class B Investor Warrants is not complete and is qualified in all respects by the Warrant Agreement which is filed as an exhibit to the Registration Statement of which this Prospectus is a part.

         Each Class B Investor Warrant entitles the holder thereof to purchase one share of common stock at any time on or before January 1, 1997 for $3.00. Each Class B Investor Warrant contains anti-dilution provisions upon certain events, and is not subject to redemption. All Class B Investor Warrants not exercised will expire at 5:00 P.M. Mid-West time on January 1, 1997. Holders of Class B Investor Warrants will not, as such, have any of the rights of shareholders of the Company.

         On September 11, 1992, the Company authorized the issuance of an aggregate of 800,000 warrants to the creditors/investors of Liberty (the "Class A Liberty Warrants"). The Class A Liberty Warrants were issued in connection with the sale of certain of Liberty's assets to the Company through and by virtue of the Company's acquisition of American Gas. These Liberty Warrants are issued subject to the terms and conditions of certain Warrant Agreements. The foregoing description of the Liberty Warrants is not complete and is qualified in all respects by the Liberty Warrant Agreement which is filed as an exhibit to the Registration Statement of which this Prospectus is a part.

         Each Class A Liberty Warrant entitles the holder thereof to purchase one share of the Company's common stock and one Class C Liberty Warrant at any time on or before six months from the date this Registration Statement is declared effective, for $2.50. Each Liberty Warrant contains anti-dilution provisions. At any time commencing three months from their issuance upon 30 days' written notice, the Company may redeem all, but not less than all, unexercised Class A Liberty Warrants for $.001 per warrant. Holders of Class A Liberty Warrants will not, as such, have any of the rights of shareholders of the Company. These Class A warrants were increased by California Court Order on May 3, 1994 from 800,000 to 1,000,000. All of the other terms and conditions remain the same.

         The Class C Liberty Warrants are issuable upon conversion of the Class A Liberty Warrants, and entitle the holder thereof to purchase one share of the Company's common stock for $7.00 per share, at any time on or before three years from issuance thereof. The Class C Liberty Warrants contain anti-dilution provisions, are not subject to redemption by the company. and do not, as such, confer upon the holder thereof any of the rights of shareholders of the company.

         Pursuant to the terms of the Class B Investor Warrant Agreement, the Class A Liberty Warrant Agreement, and the Class C Liberty Warrant Agreement (collectively, the "Warrants"), the Company is obligated to undertake, on a good faith basis, to register under the Act and the applicable state securities acts, the shares of common stock underlying the Warrants and to keep such Warrants, at the Company's expense. In certain cases, the sale of securities by the Company upon the exercise of the Warrants could violate the securities laws of the United States, certain states, or other jurisdictions. The Company will not be required to honor the exercise of any of the Warrants if, in the opinion of counsel to the Company, the sale of securities upon such exercise would be unlawful.

CONVERTIBLE DEBENTURES:
During 1995, $130,000 of unsecured 3 year converible debentures were issued. As of December 31, 1995 the company had $614k of convertible debentures outstanding. Of this total, $218k is secured by real estate of Ives Design Inc. During the 4th quarter of 1996, $27k worth of debentures are due. Of the remaining amount, $461k is due in 1997 and $126k is due in 1998.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits.                  See "Exhibit Index" on the page
                                        following the Financial Statements.

         (B) Reports on Form 8-K        None.




                                   SIGNATURES

         Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                          THE KENSINGTON COMPANY, INC.

                      By: /s/ Mark Haggerty
                          ----------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director

                              Dated: May 11, 1996


/s/ Mike Nakonechny              Chairman
-------------------
By: Mike Nakonechny
Dated: May 11, 1996



Director Keith Bernhardt is on page 17 and Director Dr. Graeme Wallace is on page 18 and Director Keith Witter is on page 19.





                                   SIGNATURES

         Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                          THE KENSINGTON COMPANY, INC.

                      By: /s/ Mark Haggerty
                          ----------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director


Keith Bernhardt                  Director
-------------------
By: Keith Bernhardt
Dated: May 11, 1996





                                   SIGNATURES

         Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                          THE KENSINGTON COMPANY, INC.

                      By: By: /s/ Mark Haggerty
                          ----------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director


/s/ Graeme Wallace                Director
By: Graeme Wallace
Dated: May 11, 1996






                                   SIGNATURES

         Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                          THE KENSINGTON COMPANY, INC.

                      By: /s/ Mark Haggerty
                    Mark Haggerty, C.E.O.- C.O.O. & Director


/s/ Keith Witter                        Director
By: Keith Witter
Dated: May 11, 1996





                                  EXHIBIT INDEX

             EXHIBIT           DESCRIPTION
               #
             #3     Certificate of Incorporation                       *
             #3.3   By-Laws of Company                                 *
             #10    Promissory notes payable                           ***
             #10.1  Acquisition of Ives & American Gas                 **
             #10.3  Lease with Baxter Advertising                      F__
             #10.4  Employment agreements                              ***
             #21.1  Form of Common Stock                               ***
             #21.2  Form of Warrants & Debentures                      ***

             *            Filed as exhibits to Company's registration
                          33-38119-C to the SEC

             **           Filed as part of Form 8-K to SEC on 2-12-93

             *** Filed as an exhibit to Form 10-K filed on June 1993.

             All 10-Qs, 8-ks and amendments, S-8s and 10-Ks and 10- KSBs filed since 1989 are incorporated herein by reference.





                        LUND KOEHLER COX & COMPANY, PLLP




                          THE KENSINGTON COMPANY, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994





                        LUND KOEHLER COX & COMPANY, PLLP





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    PAGE

Report of Independent Public Accountants                              2

Consolidated Financial Statements:
  Balance Sheets                                                      3
  Statements of Operations                                            4
  Statements of Stockholders' Equity                                  5
  Statements of Cash Flows                                            6

Notes to Consolidated Financial Statements                            7





                        LUND KOEHLER COX & COMPANY, PLLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Kensington Company, Inc.:

We have audited the accompanying consolidated balance sheets of The Kensington Company, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kensington Company, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ Lund Koehler Cox & Company, PLLP


Minneapolis, Minnesota
April 9, 1996



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                    1995           1994
                                                                -----------    -----------
                                       ASSETS
CURRENT ASSETS:
  Cash                                                          $    34,232    $   113,735
  Accounts receivable                                               202,218        116,670
  Inventories                                                       136,112        111,033
  Other current assets                                               12,076         23,265
                                                                -----------    -----------
     Total current assets                                           384,638        364,703
                                                                -----------    -----------

OTHER ASSETS:
  Investment in oil and gas properties, net                       1,206,278      1,290,278
  Investment in unconsolidated oil and gas partnerships              47,981        139,000
  Property and equipment, net                                       361,249        372,399
  Notes receivable - related parties, net                            33,125        185,331
                                                                -----------    -----------
     Total other assets                                           1,648,633      1,987,008
                                                                -----------    -----------

                                                                $ 2,033,271    $ 2,351,711
                                                                ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable - related parties                               $   344,096    $   264,891
  Current portion of long-term debt                                  99,135         70,041
  Current portion of obligations under capital leases                26,548         23,542
  Accounts payable                                                  222,816        343,521
  Accrued payroll and payroll taxes                                  75,821         87,004
  Accrued interest                                                   29,397         23,620
  Accrued expenses                                                   89,680         75,251
                                                                -----------    -----------
     Total current liabilities                                      887,493        887,870

LONG-TERM DEBT, NET OF CURRENT PORTION                              625,912        571,145
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION             55,017         81,565
MINORITY INTERESTS IN CONSOLIDATED OIL AND GAS PARTNERSHIPS          13,332              0
                                                                -----------    -----------
     Total liabilities                                            1,581,754      1,540,580
                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000 shares authorized,
    2,945,894 and 3,083,120 shares issued and outstanding         3,647,670      3,863,008
  Stock subscriptions receivable                                   (297,332)      (354,469)
  Accumulated deficit                                            (2,898,821)    (2,697,408)
                                                                -----------    -----------
                                                                    451,517        811,131
                                                                -----------    -----------

                                                                $ 2,033,271    $ 2,351,711
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                       1995                                 1994
                                                          ------------------------------      ------------------------------
                                                            Amount            Percent            Amount           Percent
                                                          -----------      -------------      -------------    -------------
REVENUES                                                  $ 2,552,682              100.0      $ 1,615,748              100.0

COST OF SALES                                               1,601,568               62.7        1,190,042               73.6
                                                          -----------      -------------      -----------      -------------

GROSS PROFIT                                                  951,114               37.3          425,706               26.4

OPERATING EXPENSES                                            850,742               33.3          855,800               53.0
                                                          -----------      -------------      -----------      -------------

INCOME (LOSS) FROM OPERATIONS                                 100,372                4.0         (430,094)             (26.6)

OTHER INCOME (EXPENSE)                                       (328,569)             (12.9)         (55,806)              (3.5)
                                                          -----------      -------------      -----------      -------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                         (228,197)              (8.9)        (485,900)             (30.1)

PROVISION FOR INCOME TAXES                                          0                0.0                0                0.0
                                                          -----------      -------------      -----------      -------------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (228,197)              (8.9)        (485,900)             (30.1)

EXTRAORDINARY ITEM:
  Extinguishment of debt, net of income taxes of $0                 0                0.0           69,990                4.3

CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER
31, 1994) OF CHANGE IN METHOD OF ACCOUNTING
FOR OIL AND GAS PARTNERSHIP INTERESTS, NET OF
INCOME TAXES OF $0                                             26,784                1.0                0                0.0
                                                          -----------      -------------      -----------      -------------

NET LOSS                                                  $  (201,413)              (7.9)     $  (415,910)             (25.8)
                                                          ===========      =============      ===========      =============

PER SHARE AMOUNTS:
  Loss before extraordinary item and cumulative
     effect of change in accounting principle             $     (0.08)                        $     (0.16)
  Extraordinary item                                             0.00                                0.03
  Cumulative effect of change in method of
     accounting for oil and gas partnership interests            0.01                                0.00
                                                          -----------                         -----------
  Net loss                                                $     (0.07)                        $     (0.13)
                                                          ===========                         ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                        $ 2,970,284                         $ 3,083,120
                                                          ===========                         ===========


          See accompanying notes to consolidated financial statements.



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                       Common stock                 Stock
                                              -----------------------------     subscriptions    Accumulated
                                                 Shares           Amount          receivable       deficit           Total
                                              -----------      ------------     -------------    ------------     -----------
BALANCE - DECEMBER 31, 1993                     3,083,120      $ 3,975,508      $  (492,031)     $(2,281,498)     $ 1,201,979

Reduction of stock subscription
receivable                                           --           (112,500)         112,500             --                  0

Payments received on stock
subscriptions                                        --               --             33,334             --             33,334

Accrued interest on stock
subscriptions receivable                             --               --             (8,272)            --             (8,272)

Net loss                                             --               --               --           (415,910)        (415,910)
                                              -----------      -----------      -----------      -----------      -----------

BALANCE - DECEMBER 31, 1994                     3,083,120        3,863,008         (354,469)      (2,697,408)         811,131

Payments received on stock
subscriptions                                        --               --             57,137             --             57,137

Reduction in shares issued related to
 American Gas acquisition                         (75,000)        (150,000)            --               --           (150,000)

Repurchase of shares                              (85,000)         (85,000)            --               --            (85,000)

Issuance of shares for retirement of debt           8,700            8,700             --               --              8,700

Issuance of shares for retirement of
liability                                           3,300            6,600             --               --              6,600

Issuance of shares for services and other          10,774            4,362             --               --              4,362

Net loss                                             --               --               --           (201,413)        (201,413)
                                              -----------      -----------      -----------      -----------      -----------

BALANCE - DECEMBER 31, 1995                     2,945,894      $ 3,647,670      $  (297,332)     $(2,898,821)     $   451,517
                                              ===========      ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                    1995         1994
                                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(201,413)   $(415,910)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
    Depreciation, depletion and amortization                                        73,231       57,406
    Allowance for uncollectible notes receivable                                   152,206            0
    Expenses paid by issuance of common stock                                        4,362            0
    Equity in earnings of unconsolidated oil and gas partnerships                   (4,184)           0
    Minority interests in earnings of consolidated oil and gas partnerships          1,036            0
    Change in method of accounting for oil and gas partnership interests           (26,784)           0
    Expenses paid by issuance of debt                                                    0       35,017
    Accrued interest income on stock subscriptions                                       0       (8,272)
    Extinguishment of debt                                                               0      (69,990)
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (85,548)      50,556
     Inventories                                                                   (25,079)     (59,628)
     Other current assets                                                           28,108      (21,315)
     Other assets                                                                        0        3,234
     Accounts payable                                                             (120,704)      20,713
     Other current liabilities                                                      15,623       20,293
                                                                                 ---------    ---------
      Cash flows from operating activities                                        (189,146)    (387,896)
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in notes receivable - related parties                                         0        2,840
  Distributions from unconsolidated oil and gas partnerships                        13,467            0
  Purchase of property and equipment                                               (23,081)      (2,955)
                                                                                 ---------    ---------
      Cash flows from investing activities                                          (9,614)        (115)
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties                            11,165       (1,338)
  Proceeds from long-term debt                                                     130,000      487,500
  Payments on long-term debt                                                       (54,399)    (103,978)
  Payments on obligations under capital leases                                     (23,542)     (12,514)
  Payments received on stock subscriptions                                          57,137       33,334
  Distributions to minority interests in oil and gas consolidated partnerships      (1,104)           0
                                                                                 ---------    ---------
      Cash flows from financing activities                                         119,257      403,004
                                                                                 ---------    ---------

INCREASE (DECREASE) IN CASH                                                        (79,503)      14,993

CASH, BEGINNING                                                                    113,735       98,742
                                                                                 ---------    ---------

CASH, ENDING                                                                     $  34,232    $ 113,735
                                                                                 =========    =========

          See accompanying notes to consolidated financial statements.




                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - The Kensington Company, Inc. (Kensington or the Company) was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky. In 1992, the Company's focus shifted from development of oil and gas properties to becoming a diversified company. As of December 31, 1995, the Company includes three wholly-owned subsidiaries: Ives Design, Inc. (Ives), American Gas Corporation (American) and National Fixture Installers, Inc. (National) and two majority owned oil and gas limited partnerships: Kensington Energy 1986 Oil and Gas Limited Partnership (Kensington
1986) and Kensington 1987 Limited Partnership (Kensington 1987).

Ives was acquired in April 1992. Ives manufactures non-refrigerated, customized display fixtures, primarily for the supermarket industry, and extends credit to customers in the normal course of business. Customers are located throughout the Midwest region of the United States.

American was acquired in September 1992. American and its wholly-owned subsidiary, Bluegrass Management and Operating Company, are involved in the development of natural gas properties and pipelines in the Appalachian region of the eastern United States.

National was incorporated on January 7, 1994 and is inactive.

Kensington 1986 was formed in 1986 and operates oil and gas wells in the southwestern United States. In 1992, Kensington acquired an 83% limited partner interest.

Kensington 1987 was formed in 1988 and operates oil and gas wells in the southwestern United States. In 1992, Kensington acquired a 91.5% limited partner interest.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kensington, Ives, American, Kensington 1986 and Kensington 1987. All significant intercompany transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE - The Company uses the direct write-off method which removes uncollectible accounts receivable when they are specifically identified due to the infrequency and insignificance of uncollectible accounts. This method approximates the allowance method.

INVENTORIES - Inventories consist primarily of display fixtures and related raw materials and are valued at the lower of cost (first-in, first-out), or market.

DEPRECIATION - Property and equipment are recorded at cost and are being depreciated over their estimated useful lives using the straight-line method. Depreciation expense was $43,358 and $31,507 for the years ended December 31, 1995 and 1994.

INVESTMENT IN OIL AND GAS PROPERTIES - Investment in oil and gas properties is recorded at cost and consists of acquisition costs of the natural gas reserves, oil and gas leases and the related rights-of-way, wells, pipeline and related equipment. The Company follows the successful efforts method of accounting for oil and gas properties. Accordingly, intangible development and well completion costs of oil and gas properties are amortized over the estimated economic life of the wells when the related reserves are proven. Costs of drilling a well which do not result in proved reserves, net of any salvage value, are charged to expense when it is determined that the drilling has been nonproductive. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense when incurred.

Unproved oil and gas properties are periodically assessed for impairment value, and any loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Pipeline and other equipment are being depreciated over their estimated useful lives using the straight-line method. Depreciation, depletion, amortization and impairment expense was $29,823 and $25,779 for the years ended December 31, 1995 and 1994.

REVENUE RECOGNITION - The Company recognizes revenue from sales at the time that ownership transfers to the customer, principally at shipment of the product, and upon completion of the earnings process for oil and gas activities.

NET LOSS PER SHARE - Net loss per share is based on the weighted average number of common shares outstanding during the period. Options and warrants for the purchase of common shares are not included in the per share calculations as the effect would be antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARD - During 1995, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.


(2)  INVENTORIES

Inventories relating to the manufacturing activities of Ives consisted of the following at December 31:

                                               1995               1994
                                         --------------     ---------------
          Raw materials                  $       78,614     $        39,385
          Work in progress                       12,148              49,466
          Finished goods                         45,350              22,182
                                         --------------     ---------------
               Total                     $      136,112     $       111,033
                                         ==============     ===============


(3)  INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties, using successful efforts accounting, consisted of the following at December 31:

                                                                 1995                 1994
                                                          ----------------      ---------------
          Proved properties                               $        879,448      $       933,625
          Unproved properties                                       70,012               70,012
          Pipeline and other equipment                             357,563              357,563
                                                          ----------------      ---------------
                                                                 1,307,023            1,361,200
          Less: accumulated depreciation, depletion,
          amortization and impairment                             (100,745)             (70,922)
                                                          ----------------      ---------------
                                                          $      1,206,278      $     1,290,278
                                                          ================      ===============


(4)  INVESTMENT IN UNCONSOLIDATED OIL AND GAS PARTNERSHIPS

The Company has general and limited partner interests in four unconsolidated oil and gas limited partnerships. The Company's interests range from 10.8% to 46.6%. The Company is accounting for these interests using the equity method. The equity method accounts for the Company's investment at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Prior to January 1, 1995, the Company had accounted for these investments using the cost method whereby the interests were carried at cost and distributions were recorded as income when received. The effect of the change in the method of accounting for these partnerships was not material and is reflected in the statement of operations.


(5)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                                                       1995              1994
                                                                 --------------    --------------
          Land                                                   $      19,500     $      19,500
          Building                                                     268,699           268,699
          Equipment                                                    260,576           150,151
                                                                 -------------     -------------
                                                                       548,775           438,350
          Less: accumulated depreciation                              (265,675)         (168,442)
                                                                 -------------     -------------
                                                                       283,100           269,908
          Equipment under capital leases, net of accumulated
          amortization of $43,563 and $19,221
                                                                        78,149           102,491
                                                                 -------------     -------------
                                                                 $     361,249     $     372,399
                                                                 =============     =============


(6)  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consisted of the following at December 31:

                                                                       1995               1994
                                                                 --------------    ------------
          B & K Oil Company, Inc., interest at 8%, unsecured,
          due on demand.                                         $      43,125     $     43,125
          B & D Commercial Ventures, interest at 8%, unsecured,
          due on demand.                                                30,000           30,000
          Shareholders/former officers, interest at 5%,
          unsecured, due on demand.                                    112,206          112,206
          Less: allowance for uncollectible notes                     (152,206)               0
                                                                 -------------     ------------
                                                                 $      33,125     $    185,331
                                                                 =============     ============


B & K Oil Company, Inc. (B & K) is owned by three individuals, two of which are shareholders of Kensington. These two shareholders are also the owners of B & D Commercial Ventures.


(7)  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31:

                                                          1995                1994
                                                      -----------         ------------
Notes payable to a trust controlled by
former officer/current shareholder, interest
at 12%, unsecured. Note holder has option
to convert to common shares of Company
stock at any time before September 1, 1997
at a conversion price of $1.00 per share.             $    98,716         $    102,006

Notes payable to shareholders, interest at
12%, due on demand, unsecured.                             26,500               26,500

Note payable to shareholder, interest at
8%, due on demand, secured by note
receivable from B & K.                                     29,740               37,500

Note payable to former officer/current
shareholder, monthly installments of $332
including interest at 12%, unsecured.                       8,376               16,173

Note payable to shareholder, interest at
12%, due February 1996, unsecured.                         10,000               10,000

Note payable to shareholder, interest at
8%, due February 1994, secured by stock.                    4,500                5,000

Note payable to shareholder, interest at
9%, due December 1993, unsecured.                          39,800               39,800

Note payable to shareholder, monthly
installments of $1,800 including interest at
10%, due January 1998, secured by stock.                   69,752                    0

Note payable to shareholder, interest at
10%, due May 1996, secured by
Company's assets. Note holder has option
to convert to common shares of Company
stock at a conversion price of $0.32 per
share.                                                     37,500                    0

Various notes payable to shareholders,
unsecured.                                                 19,212               19,212

Note payable to a corporation controlled by
former officer/current shareholder, interest
at 12%, due on demand, unsecured.                               0                8,700
                                                       ----------         ------------

                                                       $  344,096         $    264,891
                                                       ==========         ============


(8)  LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                            1995                1994
                                                       -------------       --------------
Debentures payable to shareholders and
non-shareholders - monthly installments of
$66 per $5,000 debenture including interest
at 12%, due three years from issue date,
$217,851 secured by Ives' real estate,
remainder unsecured. Secured debenture
holders have option to convert principal to
common shares of Company stock at
$2.625 per share. Unsecured debenture
holders have option to convert principal to
common shares of Company stock at $1.50
per share.                                             $     614,321       $      511,164

Notes payable to bank -
 monthly installments of $2,009 including
 interest at 1.5% over bank's reference
 rate, due August 1998, secured by all
 corporate assets.                                            61,222               77,971

 monthly installments of $1,212 including
 interest at 1.5% over bank's reference
 rate, due August 1997, secured by all
 corporate assets.                                            24,107               35,472

 monthly installments of $553 including
 interest at 1.5% over bank's reference
 rate, due August 1998, secured by all
 corporate assets.                                            15,397                    0

 monthly installments of $370 including
 interest at 10.5%, due December 1997,
 secured by stock and the personal guaranty
 of a stockholder/director.                                   10,000               15,000

Note payable to bank - monthly
installments of $683 including interest at
bank's reference rate, due March 1995,
secured by compressor, paid off in 1995.                           0                1,579
                                                       -------------       --------------
                                                             725,047              641,186
Less: current maturities                                     (99,135)             (70,041)
                                                       -------------       --------------
                                                       $     625,912       $      571,145
                                                       =============       ==============


Future maturities of long-term debt are as follows for the years ending December 31:
                                                                  Amount
                                                             --------------
          1996                                               $       99,135
          1997                                                      487,180
          1998                                                      138,732
          ----                                               --------------
              Total                                          $      725,047
                                                             ==============


(9)  OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease agreements that expire through 1999. Interest is provided for at interest rates ranging from approximately 11.5% to 15.75%. These obligations are secured by the equipment under lease.

Future minimum lease payments required under the capital leases together with the present value of the future minimum lease payments are as follows for the years ending December 31:

                                                                       Amount
                                                                    -----------
         1996                                                       $    34,824
         1997                                                            28,483
         1998                                                            23,134
         1999                                                            11,567
         ----                                                       -----------
         Total                                                           98,008
         Less: amount representing interest                              16,443
                                                                    -----------
         Present value of future minimum lease payments                  81,565
         Less: current portion                                           26,548
                                                                    -----------
         Obligations under capital leases, net of current portion   $    55,017
                                                                    ===========


(10)  STOCKHOLDERS' EQUITY

STOCK SUBSCRIPTIONS - During 1992, the Company issued 597,500 shares of common stock at per share prices ranging from approximately $.40 to $2.00 in exchange for subscriptions receivable aggregating $455,001. The subscriptions accrue interest at 8% and mature at various dates from February 1995 to July 1995 and are secured by the underlying common stock. The subscriptions and accrued interest are recorded as stock subscriptions receivable. In September 1994, the Board of Directors reduced one of the subscriptions receivable from $225,000 to $112,500, effective January 1, 1994.

STOCK WARRANTS - Outstanding stock warrants consisted of the following:

                                                                 Per share
                                           Shares                  price
                                       ---------------         -------------
Outstanding, December 31, 1993                 538,933                $3.00
 Granted                                       640,000         $.50 - $1.00
                                       ---------------         ------------
Outstanding, December 31, 1994               1,178,933         $.50 - $3.00
 Granted                                       211,950         $.63 - $3.00
   Canceled                                   (125,000)                $.50
                                       ---------------         ------------
Outstanding, December 31, 1995               1,265,883         $.50 - $3.00
                                       ===============         ============


STOCK OPTION PLAN - The Company has a stock option plan which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan. The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant. As of December 31, 1995, the Company had options outstanding to purchase 630,700 shares of common stock, consisting of 201,000 options exercisable at $2.62 per share through June 1998 and 429,700 options exercisable at $.32 per share through March 2000.

MODIFICATION OF AMERICAN GAS CORPORATION ACQUISITION - In 1995, the Company finalized payment for its acquisition of American by issuing 125,000 shares of common stock and 1,000,000 warrants with an exercise price of $2.50 per share. The Company's original obligation was to issue 200,000 shares of common stock and 800,000 warrants. The warrants are valid for six months from the date of issue, and are callable by the Company after three months. The Company is required to issue new warrants to those who exercise the $2.50 warrants. These new warrants will have an exercise price of $7.00 per share for a period of three years. The new warrants are not callable by the Company.


(11)  CONTINGENCIES AND COMMITMENTS

OPERATING LEASES - In February 1996, the Company signed an agreement to lease its corporate office space for $687 per month through August 1998. Rent expense for the years ended December 31, 1995 and 1994 was $13,753 and $18,574.

Future minimum rental payments are as follows for the years ending December 31:

          1996                                                $    8,370
          1997                                                     8,244
          1998                                                     5,496
          ----                                                ----------
               Total                                          $   22,110
                                                              ==========


SETTLEMENT OF LAWSUITS - Pursuant to a settlement agreement, in 1993 the Company transferred its rights and interests in the Gladys Harrell No. 1-14 Well (Gladys) to the plaintiffs and guaranteed that the plaintiff's interest in the Gladys will generate $12,500 of cash flow per year through November 2002 or until in aggregate $125,000 has been received. In addition to the Gladys cash flows, the Company paid $4,355 and $8,695 under the agreement for 1995 and 1994. As of December 31, 1995, the Company has a liability of $24,250 recorded which represents the estimated future cash shortfall.

In February 1995, the Company paid $15,000 to settle a lawsuit with a former officer and director.

SIGNIFICANT CUSTOMER - Ives had sales to a single customer representing 84% and 79% of total product sales for the years ended December 31, 1995 and 1994.


(12)  INCOME TAXES

The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of December 31, 1995, the Company had net operating loss carryforwards of approximately $2,550,000, which, if not used, will begin to expire in 2003. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                                          1995              1994
                                                    ---------------    --------------
          Net operating loss carryforwards          $     1,020,000    $    1,000,000
          Valuation allowance                            (1,020,000)       (1,000,000)
                                                    ---------------    --------------
               Net deferred taxes                   $             0    $            0
                                                    ===============    ==============


(13)  OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31:

                                                                       1995                1994
                                                                 ----------------    --------------
          Interest income                                        $           437     $            0
          Interest income - related parties                                2,307             27,257
          Interest expense                                              (101,751)           (61,226)
          Interest expense - related parties                             (36,899)           (19,558)
          Litigation settlement                                          (43,605)            (8,695)
          Allowance for uncollectible notes
          receivable                                                    (152,206)                 0
          Equity in earnings of unconsolidated oil and gas
          partnerships                                                     4,184                  0
          Minority interests in earnings of oil and gas
          consolidated partnerships                                       (1,036)                 0
          Miscellaneous income                                                 0              6,416
                                                                 ---------------     --------------
                    Total other income (expense)                 $      (328,569)    $      (55,806)
                                                                 ===============     ==============


(14)  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                    1995               1994
                                               -------------        -----------
          Cash paid for interest               $     129,873        $    94,754
                                               =============        ===========


NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                   1995
                                                                            -----------------
          Long-term debt issued to repurchase common stock                  $         85,000

          Common stock issued to retire long-term debt                      $          8,700

          Common stock issued to retire a liability                         $          6,600

          Common stock issued in exchange for services and other            $          4,362

                                                                                   1994
                                                                            ----------------
          Acquired equipment by entering into capital lease obligations     $         96,212

          Reduced stock subscriptions by reducing common stock              $        112,500



(15)  SEGMENT REPORTING

The Company operates in two industry segments: manufacturing and oil and gas. Manufacturing consists of the fabrication, marketing, and distribution of non-refrigerated, customized display fixtures. Oil and gas consists of the production of natural gas and oil interests in the United States. A summary of the operations by segment is as follows:

                                                                         1995                 1994
                                                                 ------------------    ----------------
          Revenues from unaffiliated customers:
            Manufacturing                                        $       2,510,763     $      1,543,915
            Oil and gas                                                     41,919               71,833
                                                                 -----------------     ----------------
                    Consolidated                                 $       2,552,682     $      1,615,748
                                                                 =================     ================

          Operating profit (loss):
            Manufacturing                                        $         402,116     $         38,083
            Oil and gas                                                    (22,329)             (14,719)
            General corporate                                             (279,415)            (453,458)
                                                                 -----------------     ----------------
                    Consolidated                                 $         100,372     $       (430,094)
                                                                 =================     ================

          Identifiable assets:
            Manufacturing                                        $         723,933     $        702,270
            Oil and gas                                                  1,246,650            1,304,003
            General corporate                                               62,688              345,438
                                                                 -----------------     ----------------
                    Consolidated                                 $       2,033,271     $      2,351,711
                                                                 =================     ================

          Depreciation, depletion and amortization:
            Manufacturing                                        $          37,683     $         24,656
            Oil and gas                                                     34,351               31,649
            General corporate                                                1,197                1,101
                                                                 -----------------     ----------------
                    Consolidated                                 $          73,231     $         57,406
                                                                 =================     ================

          Capital expenditures:
            Manufacturing                                        $          23,081     $         96,212
            General corporate                                                    0                2,955
                                                                 -----------------     ----------------
                    Consolidated                                 $          23,081     $         99,167
                                                                 =================     ================


(16) SUPPLEMENTARY OIL AND GAS INFORMATION

Results of operations for oil and gas producing activities were as follows for the years ended December 31:

                                                                     1995             1994
                                                                 ------------     -----------
          Oil and gas sales                                      $    41,919      $    17,748
          Well depreciation and depletion                            (29,823)         (25,779)
          Production costs                                                 0             (382)
                                                                 -----------      -----------
          Results of operations of oil and gas
          producing activities (excluding corporate   overhead
          and financing costs)                                   $    12,096      $    (8,413)
                                                                 ===========      ===========


RESERVE INFORMATION - The following estimates of proved developed and undeveloped reserves and related standardized measure of discounted future net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that the estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices to the estimated future production of proved gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves, less estimated future income tax expenses to be incurred on pre-tax net cash flows less tax basis of the properties and available credits and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of future cash flows.

Reserve quantity information was as follows at December 31 (UNAUDITED):

                                                                      Gas (mcf)
                                                            -----------------------------
                                                                1995              1994
                                                            ------------       ----------
          Proved developed and undeveloped reserves:
             Beginning of period                              4,826,000        4,837,000

             Production                                          (8,000)         (11,000)
                                                              ---------        ---------
             End of period                                    4,818,000        4,826,000
                                                              =========        =========

          Proved developed reserves:
             Beginning of period                              2,525,000        2,536,000

             Production                                          (8,000)         (11,000)
                                                              ---------        ---------
             End of period                                    2,517,000        2,525,000
                                                              =========        =========


Standardized measure of discounted future net cash flows relating to proved oil and gas reserves was as follows at December 31 (UNAUDITED):

                                                                       1995                1994
                                                                 --------------      ---------------
          Future cash inflows                                    $    6,800,000      $     6,800,000
          Future production and development costs                    (1,500,000)          (1,500,000)
          Future income tax expenses                                 (1,200,000)          (1,200,000)
                                                                 --------------      ---------------
          Future net cash flows                                       4,100,000            4,100,000

          10% annual discount for estimated timing
          of cash flows
                                                                     (2,000,000)          (2,000,000)
                                                                 --------------      ---------------
          Standardized measure of discounted future
          net cash flows                                         $    2,100,000      $     2,100,000
                                                                 ==============      ===============


Capitalized costs relating to oil and gas producing activities were as follows at December 31:

                                                                      1995                  1994
                                                                 --------------       ---------------
          Proved properties                                      $      879,448       $      933,625
          Unproved properties                                            70,012               70,012
                                                                 --------------       --------------
                                                                        949,460            1,003,637
          Less: accumulated depreciation, depletion and
          amortization                                                  (10,441)              (9,652)
                                                                 --------------       --------------
                                                                 $      939,019       $      995,644
                                                                 ==============       ==============

No costs were incurred in oil and gas property acquisition, exploration and development activities during 1995 or 1994.