Form 10QSB
period 1996-03-31
KENSINGTON CO INC
filed 1997-02-13
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

For Quarter Ending March 31, 1996

Commission File Number #33-38119-C

                          THE KENSINGTON COMPANY, INC.

             (Exact name of registrant as specified in its charter)

    Minnesota                                                    41-1610632
(State or other                                                (IRS Employer
 jurisdiction of                                             Identification No.)
 incorporation)

Suite 1950 Interchange Tower, 600 S. Hy. 169, Minneapolis, Minnesota    55426
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code (612) 546-2075

Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.

Yes __*__               No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                               Weighted Number of Shares are 2,945,894 of common
                                   stock no par value.

Part I.  Financial Information

                          Quarter Ended March 31, 1996

                                     GENERAL

         The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the period indicated.

         The results of operations for the quarter ended as stated above are not necessarily indicative of results to be expected for the entire fiscal year ending December 31st.


Item 1.  Financial Statements

         The balance sheet of The Kensington Company, Inc. (the "Company") as of the Quarter stated above, and the related statement of income and changes in financial position and note thereto are incorporated herein by reference to the Company's quarterly report.


                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                  1996           1995
                                      ASSETS
CURRENT ASSETS:
  Cash                                                        $     9,421    $    57,972
  Accounts receivable                                             290,368        161,532
  Inventories                                                     130,613         88,591
  Other current assets                                             38,603         23,511
                                                              -----------    -----------
     Total current assets                                         469,005        331,606
                                                              -----------    -----------

OTHER ASSETS:
  Investment in oil and gas properties, net                     1,206,278      1,290,278
  Investment in oil and gas partnerships                           47,981        139,000
  Property and equipment, net                                     351,791        363,541
  Notes receivable - related parties                               32,125        188,279
                                                              -----------    -----------
     Total other assets                                         1,638,175      1,981,098
                                                              -----------    -----------

                                                              $ 2,107,180    $ 2,312,704
                                                              ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable -                                              $    50,098    $    13,500
  Note payable - related parties                                  345,956        264,891
  Current portion of long-term debt                                87,793         54,791
  Current portion of obligations under capital leases              23,543         23,543
  Accounts payable                                                273,167        350,532
  Accrued payroll & related taxes                                  97,094         76,519
  Accrued interest                                                 29,397         30,948
  Accrued Expenses                                                 54,897         56,950
                                                              -----------    -----------
     Total current liabilities                                    961,945        871,674

LONG-TERM DEBT, NET OF CURRENT PORTION                            606,146        655,745
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION           55,017         81,564
                                                              -----------    -----------
     Total liabilities                                          1,623,108      1,608,983
                                                              -----------    -----------
Minority interest in consolidated Subsidiaries                     13,332              0

STOCKHOLDERS' EQUITY
  Common stock                                                  3,647,670      3,863,008
  Additional paid-in capital                                            0              0
  Accumulated deficit                                          (2,879,598)    (2,804,818)
  Stock subscriptions receivable                                 (297,332)      (354,469)
                                                              -----------    -----------
     Total stockholders' equity                                   470,740        703,721
                                                              -----------    -----------

                                                              $ 2,107,180    $ 2,312,704
                                                              ===========    ===========


                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                   1996           1995
REVENUES:
  Product sales                                                $   651,581    $   591,391
  Distributions from oil and gas partnerships                        3,067         10,100
  Oil and gas sales                                                      0          4,500
                                                               -----------    -----------
     Total revenues                                                654,648        605,991
                                                               -----------    -----------

COST OF SALES:
  Cost of products sold                                            408,837        398,013
  Oil and gas costs                                                    200          1,555
                                                               -----------    -----------
     Total cost of sales                                           409,037        399,568
                                                               -----------    -----------

     Gross profit                                                  245,611        206,423
                                                               -----------    -----------

OPERATING EXPENSES                                                 180,267        280,330
                                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                       65,344        (73,907)
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (45,799)       (33,503)
  Litigation settlement                                                  0              0
Minority Interest in Earnings of Consolidated Oil & Gas Ptsp          (322)
  Miscellaneous income                                                   0              0
    Total other income (expense)                                   (46,121)       (33,503)
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            19,223       (107,410)
  Provision for income taxes (benefit)                                   0              0
                                                               -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                    19,223       (107,410)
  Extinguishment of debt, net of income taxes of $0                      0              0
                                                               -----------    -----------

NET INCOME (LOSS)                                                   19,223       (107,410)

ACCUMULATED DEFICIT, BEGINNING                                  (2,898,821)    (2,697,408)
                                                               -----------    -----------

ACCUMULATED DEFICIT, ENDING                                    ($2,879,598)   ($2,804,818)
                                                               ===========    ===========



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE QUARTER ENDED MARCH 31, 1996 & 1995
                                   (UNAUDITED)

                                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $  19,223    ($107,410)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                    10,829        7,850
   Expenses paid by issuance of debt                                0            0
   Interest income on stock subscriptions                           0            0
   Extinguishment of debt                                           0       (1,500)
   Changes in operating assets and liabilities:
    Accounts receivable                                       (88,150)     (44,862)
    Inventories                                                 5,499       22,442
    Other current assets                                      (25,527)         246
    Other assets                                                    0            0
    Accounts payable                                           50,351      (11,290)
    Other current liabilities                                  (4,033)      (3,407)
                                                            ---------    ---------
      Cash flows from operating activities                    (31,808)    (137,931)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions from Unconsolidated Gas & Oil Partnerships       1,491            0
  Decrease in notes receivable - related parties                1,000            0
  Purchase of property and equipment                           (1,371)           0
                                                            ---------    ---------
      Cash flows from investing activities                      1,120            0
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties        1,860        2,948
  Proceeds short, long-term debt                               18,990      100,000
  Payments on long-term debt                                  (11,968)     (15,400)
  Payments on obligations under capital leases                 (3,005)      (5,380)
                                                            ---------    ---------
      Cash flows from financing activities                  $   5,877    $  82,168
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                 ($ 24,811)   ($ 55,763)

CASH, BEGINNING                                                34,232      113,735
                                                            ---------    ---------

CASH, ENDING                                                $   9,421    $  57,972
                                                            =========    =========



Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Results of Operations
Revenues for the first quarter totaled $655k as compared to revenues for the first quarter of 1995 of $606k, an increase of 8%. Total Cost of Sales as a percentage of revenue was reduced from 66% in 1995 to 62.5% in 1996. This reduction is attributable to lower vehicle related and installation expense in 1996. Operating expenses were reduced from $280k in 1995 to $180k in 1996 which led to a net income for the quarter in 1996 of $19k as compared to a loss for the first quarter of 1995 of ($107k). The reduction of operating expenses is attributable to the termination of funding for the housing related business as well as a overall effort to reduce expenses, an action that was taken in the second quarter of 1995.

         Current Assets in 1996 were approximately $138k higher than in 1995. This increase is primarily due to an increase in receivables, which reflects the increase in sales, and an increase in inventory. The increase in inventory is due to having more work in progress and finished goods available than in the previous year. Other assets are down from 1995 by approximately $340k. This decrease is due to the establishment of reserves against notes receivable and the adjustment to Investment in Oil & Gas properties made at the end of 1995. ( See 1995 form 10-KSB for more information on these adjustments)

Liquidity and Capital Resources
         The Company has a asset based line of credit for its manufacturing facility of $150k. As of March 31, 1996 approximately $41k was outstanding.

         During the period stated the Registrant did not sell to directors, management and others, any common stock.

Inflation
         The rate of inflation has not has a material effect on the 1st quarter operations.


Part II.  Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - At a Stockholder's meeting held on Jan.27 1996 six items were voted on and all passed. A copy of the proxy statement is attached.

Item 5.  Other Information - None


                                   SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE KENSINGTON COMPANY, INC.


                                          /s/ Mark Haggerty
                                          --------------------------------------
                                          Mark Haggerty
                                          Chief Executive Officer


                                          /s/ Jeff Etten
                                          --------------------------------------
                                          Jeff Etten, C.F.O.

Dated: May 11, 1996
Minneapolis, Minnesota