Form 10QSB
period 1996-06-30
KENSINGTON CO INC
filed 1997-02-14
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

For Quarter Ending June 30, 1996

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

                               Weighted Number of Shares are 2,999,722 of common
                                   stock no par value.



Part I.  Financial Information

                           Quarter Ended June 30, 1996

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

Item 1.  Financial Statements

         The balance sheet of The Kensington Company, Inc. (the "Company") as of the Quarter stated above, and the related statement of income and statement of cash flows are incorporated herein by reference to the Company's quarterly report.

                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                   1996           1995
                                      ASSETS
CURRENT ASSETS:
  Cash                                                        $    12,419    $    17,739
  Accounts receivable                                             107,773        183,342
  Inventories                                                     140,613        115,033
  Other current assets                                              7,415         10,040
                                                              -----------    -----------
     Total current assets                                         268,220        326,154
                                                              -----------    -----------

OTHER ASSETS:
  Investment in oil and gas properties, net                     1,206,278      1,290,278
  Investment in oil and gas partnerships                           47,981        139,000
  Investment in Ives                                                    0
  Investment in KEC partnerships                                        0
  Property and equipment, net                                     337,754        359,194
  Notes receivable - related parties                               30,625        185,330
                                                              -----------    -----------
     Total other assets                                         1,622,638      1,973,802
                                                              -----------    -----------

                                                              $ 1,890,858    $ 2,299,956
                                                              ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable -                                              $     9,200    $    12,500
  Note payable - related parties                                  334,333        275,391
  Current portion of long-term debt                                93,310         54,791
  Current portion of obligations under capital leases              26,548         23,543
  Accounts payable                                                249,177        287,553
  Accrued payroll & related taxes                                  84,102        105,384
  Accrued interest                                                 29,397         15,169
  Accrued Expenses                                                 75,148         56,950
Intercompany                                                            0              0
                                                              -----------    -----------
     Total current liabilities                                    901,215        831,281

Long-term debt, net of current portion                            578,619        705,686
Obligations under capital leases, net of current portion           55,017         81,564
Minority interest in consolidated Subsidiaries                     13,332              0
                                                              -----------    -----------
     Total liabilities                                          1,548,183      1,618,531


STOCKHOLDERS' EQUITY
  Common stock                                                  3,660,377      3,863,008
  Additional paid-in capital                                            0              0
  Accumulated deficit                                          (3,020,370)    (2,856,612)
  Stock subscriptions receivable                                 (297,332)      (324,971)
                                                              -----------    -----------
     Total stockholders' equity                                   342,675        681,425
                                                              -----------    -----------

                                                              $ 1,890,858    $ 2,299,956
                                                              ===========    ===========


                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE QUARTER ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    1996           1995

REVENUES:
  Product sales                                                $   404,238    $   637,866
  Distributions from oil and gas partnerships                        4,875          7,731
  Oil and gas sales                                                    445              0
                                                               -----------    -----------
     Total revenues                                                409,558        645,597
                                                               -----------    -----------

COST OF SALES:
  Cost of products sold                                            316,569        440,570
  Oil and gas costs                                                      0          1,090
                                                               -----------    -----------
     Total cost of sales                                           316,569        441,660
                                                               -----------    -----------

     Gross profit                                                   92,989        203,937
                                                               -----------    -----------

OPERATING EXPENSES                                                 175,970        217,574
                                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                      (82,981)       (13,637)
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (58,858)       (51,190)
  Litigation settlement                                                  0              0
Minority Interest in Earnings of Consolidated Oil & Gas Ptsp          (322)             0
  Miscellaneous income                                                   0              0
                                                               -----------    -----------
    Total other income (expense)                                   (59,180)       (51,190)
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM          (141,839)       (64,827)
  Provision for income taxes (benefit)                                   0              0
                                                               -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                  (141,839)       (64,827)
  Extinguishment of debt, net of income taxes of $0                      0              0
                                                               -----------    -----------

NET INCOME (LOSS)                                                 (141,839)       (64,827)

ACCUMULATED DEFICIT, BEGINNING                                  (2,879,598)    (2,804,818)
                                                               -----------    -----------

ACCUMULATED DEFICIT, ENDING                                    ($3,021,437)   ($2,856,612)
                                                               ===========    ===========

Earnings Per Share                                             ($     0.05)   ($     0.02)



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE QUARTER ENDED JUNE 30, 1996 & 1995
                                   (UNAUDITED)

                                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         ($141,839)   ($ 64,824)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                    16,085       12,167
   Expenses paid by issuance of debt                                0            0
   Interest income on stock subscriptions                           0            0
   Extinguishment of debt                                           0       (1,000)
   Changes in operating assets and liabilities:
    Accounts receivable                                       182,595      (21,810)
    Inventories                                               (10,000)     (26,442)
    Other current assets                                       31,188       13,471
    Other assets                                                    0            0
    Accounts payable                                          (23,990)     (62,979)
    Other current liabilities                                   7,259       13,086
                                                            ---------    ---------
      Cash flows from operating activities                     61,298     (138,331)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions from Unconsolidated Gas & Oil Partnerships       4,875            0
  Decrease in notes receivable - related parties                1,500        2,949
  Purchase of property and equipment                           (1,364)      (3,865)
  Sale of Stock                                                11,215
                                                            ---------    ---------
      Cash flows from investing activities                     16,226         (916)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties      (11,623)           0
  Proceeds short, long-term debt                              (37,598)      10,500
  Payments on long-term debt                                  (22,305)      88,514
  Payments on obligations under capital leases                 (3,000)           0
                                                            ---------    ---------
      Cash flows from financing activities                  ($ 74,526)   $  99,014
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                 $   2,998    ($ 40,233)

CASH, BEGINNING                                                 9,421       57,972
                                                            ---------    ---------

CASH, ENDING                                                $  12,419    $  17,739
                                                            =========    =========



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996, 1995
                                   (UNAUDITED)

                                                               1996           1995
REVENUES:
  Product sales                                            $ 1,055,819    $ 1,229,257
  Distributions from oil and gas partnerships                    8,387         17,831
  Oil and gas sales                                                  0          4,500
                                                           -----------    -----------
     Total revenues                                        $ 1,064,206    $ 1,251,588
                                                           -----------    -----------

COST OF SALES:
  Cost of products sold                                        725,406        838,583
  Oil and gas costs                                                200          2,645
                                                           -----------    -----------
     Total cost of sales                                   $   725,606    $   841,228
                                                           -----------    -----------

     Gross profit                                          $   338,600    $   410,360
                                                           -----------    -----------

OPERATING EXPENSES                                         $   356,237    $   497,904
                                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                              ($   17,637)   ($   87,544)
                                                           -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income - related parties                                  0              0
  Interest expense                                            (104,979)       (84,693)
  Interest expense - related parties                                 0              0
  Litigation settlement                                              0              0
  Miscellaneous income                                               0              0
                                                           -----------    -----------
    Total other income (expense)                           ($  104,979)   ($   84,693)
                                                           -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM   ($  122,616)   ($  172,237)
  Provision for income taxes (benefit)                               0              0
                                                           -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                           ($  122,616)   ($  172,237)
  Extinguishment of debt, net of income taxes of $0                  0              0
                                                           -----------    -----------

NET INCOME (LOSS)                                          ($  122,616)   ($  172,237)
                                                           ===========    ===========


NET LOSS PER SHARE                                         ($     0.04)   ($     0.06)
WEIGHTED NUMBER OF SHARES OUTSTANDING                        2,945,894      2,970,284



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996, 1995
                                   (UNAUDITED)

                                                                1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          ($122,616)   ($172,234)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                     26,914       20,017
   Expenses paid by issuance of debt                                 0            0
   Interest income on stock subscriptions                            0            0
   Extinguishment of debt                                            0       (2,500)
   Changes in operating assets and liabilities:
    Accounts receivable                                         94,445      (66,672)
    Inventories                                                 (4,501)      (4,000)
    Other current assets                                         5,661       13,717
    Other assets                                                     0            0
    Accounts payable                                            26,361      (74,269)
    Other current liabilities                                    3,226        9,679
                                                             ---------    ---------
      Cash flows from operating activities                   $  29,490    ($276,262)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Unconsolidated Gas & Oil Partnerships       6,366
  Decrease in notes receivable - related parties                 2,500        2,949
  Purchase of property and equipment                            (2,735)      (3,865)
  Sale of Stock                                                 11,215
                                                             ---------    ---------
      Cash flows from investing activities                      17,346         (916)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties        (9,763)       2,948
  Proceeds from long-term debt                                 (18,608)     110,500
  Payments on term debt                                        (34,273)      73,114
  Payments on Obligations under Capital Leases                  (6,005)      (5,380)
  Payments received on stock subscriptions                           0            0
  Increase (decrease) in intercompany accounts                       0            0
                                                             ---------    ---------
      Cash flows from financing activities                   ($ 68,649)   $ 181,182
                                                             ---------    ---------

INCREASE (DECREASE) IN CASH                                  ($ 21,813)   ($ 95,996)

CASH, BEGINNING                                                 34,232      113,735
                                                             ---------    ---------

CASH, ENDING                                                 $  12,419    $  17,739
                                                             =========    =========



Item 2.   Management's Discussion and Analysis

Results of Operations
Revenues for the 2nd quarter of 1996 were significantly lower than those for the same period in 1995. This decrease in revenue is directly attributable to lower than anticipated order volume from a major customer. This reduction in volume directly relates to the loss sustained for the quarter. Management has taken steps to reduce costs in light of reduced revenues. We are still confident that revenues will increase during the next quarter. As part of the cost cutting measures taken, headcount at the production level was reduced by 6 employees. These personnel may be rehired as revenues warrant.

The losses incurred for the quarter had a significant impact on cash and the company's ability to meet cash requirements. To date the company has been able to meet its debt obligations. Currently negotiations are underway with several banks to refinance a portion of the company debt in order to meet the debt obligations. However there is no guarantee that this refinancing will occur in which case the company's ability to fund its debenture payments may be adversely impacted. The company has approximately $24k in convertible debentures due in the last quarter of 1996 in addition to the normal operating expenses.

The registrant has been pursuing its equity acquisition program which was discussed in previous filings. It will be granted 15,000 shares in METROPOLITAN HEALTH NETWORKS, INC. (less than 1%) and 133,000 shares in GLOBAL INTERMATCH, INC. (5% ownership). Global sells prepaid debit cellular telephones. In addition, a 10% (125,000 shares) equity interest has been acquired in MAXWELL RAND HOLDINGS. Maxwell Rand has graphic image compression algorithms technology that reduces the time it takes to download graphics from the internet by 40 to 400 times, depending on how much of the image resolution is lost.

Liquidity and Capital Resources
         For the 2nd quarter, the Company had a net loss from operations of $83k compared to losses from operations for the same period of the previous year of $ 14k. Management is of the opinion that the Company will show an operating profit in the 3rd quarter.

         During the period stated the Registrant did not sell to directors, management and others, any common stock except that Director Keith Witter exercised an option on 58,875 restricted shares at $.32 each.

Inflation
         The rate of inflation did not have a significant impact on operations nor is it expected to have a material effect on operations for the remainder of the year.


Part II.  Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K and S-8.


                                   SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE KENSINGTON COMPANY, INC.


                                         /s/ Mark Haggerty
                                         Mark Haggerty
                                         Chief Executive Officer


                                         /s/ Jeff Etten
                                         Jeff Etten, C.F.O.

Dated:  August 12, 1996
        Minneapolis, Minnesota