Form 10QSB
period 1996-09-30
KENSINGTON CO INC
filed 1997-02-14
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

For Quarter Ending September 30, 1996

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

                        Quarter Ended September 30, 1996

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


              THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                            CONSOLIDATING BALANCE SHEET
                            SEPTEMBER 30, 1996 AND 1995
                                                   (UNAUDITED)

                                                                  1996           1995
                                      ASSETS
CURRENT ASSETS:
  Cash                                                        $    12,241    $       965
  Accounts receivable                                             176,379        234,374
  Inventories                                                     173,798         88,033
  Other current assets                                             44,915         18,731
                                                              -----------    -----------
     Total current assets                                         407,333        342,103
                                                              -----------    -----------

OTHER ASSETS:
  Investment in oil and gas properties, net                     1,206,278      1,290,278
  Investment in oil and gas partnerships                           47,981        139,000
  Investment in Ives                                                    0
  Investment in KEC partnerships                                        0
  Property and equipment, net                                     329,822        368,229
  Notes receivable - related parties                               74,536        170,140
                                                              -----------    -----------
     Total other assets                                         1,658,617      1,967,647
                                                              -----------    -----------

                                                              $ 2,065,950    $ 2,309,750
                                                              ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable -                                              $    49,247    $    11,500
  Note payable - related parties                                  334,333        275,391
  Current portion of long-term debt                                93,310         54,791
  Current portion of obligations under capital leases              26,548         23,543
  Accounts payable                                                397,158        281,905
  Accrued payroll & related taxes                                  79,274        102,538
  Accrued interest                                                 25,830         15,169
  Accrued Expenses                                                 91,085         56,950
Intercompany                                                            0              0
                                                              -----------    -----------
     Total current liabilities                                  1,096,785        821,787

Long-term debt, net of current portion                            543,450        705,304
Obligations under capital leases, net of current portion           45,017         81,564
Minority interest in consolidated Subsidiaries                     13,332              0
                                                              -----------    -----------
     Total liabilities                                          1,698,584      1,608,655


STOCKHOLDERS' EQUITY
  Common stock                                                  3,660,377      3,863,008
  Additional paid-in capital                                            0              0
  Accumulated deficit                                          (3,040,591)    (2,844,943)
  Stock subscriptions receivable                                 (252,420)      (316,970)
                                                              -----------    -----------
     Total stockholders' equity                                   367,366        701,095
                                                              -----------    -----------

                                                              $ 2,065,950    $ 2,309,750
                                                              ===========    ===========


                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                   1996           1995
REVENUES:
  Product sales                                                $   457,149    $   620,234
  Distributions from oil and gas partnerships                            0              0
  Oil and gas sales                                                    513          2,794
                                                               -----------    -----------
     Total revenues                                                457,662        623,028
                                                               -----------    -----------

COST OF SALES:
  Cost of products sold                                            294,136        408,382
  Oil and gas costs                                                      0              0
                                                               -----------    -----------
     Total cost of sales                                           294,136        408,382
                                                               -----------    -----------

     Gross profit                                                  163,526        214,646
                                                               -----------    -----------

OPERATING EXPENSES                                                 157,397        176,124
                                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                        6,129         38,522
                                                               -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (26,350)       (26,851)
  Litigation settlement                                                  0              0
Minority Interest in Earnings of Consolidated Oil & Gas Ptsp          (322)             0
  Miscellaneous income                                                   0              0
                                                               -----------    -----------

    Total other income (expense)                                   (26,672)       (26,851)
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM           (20,221)        11,671
  Provision for income taxes (benefit)                                   0              0
                                                               -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                   (20,221)        11,671
  Extinguishment of debt, net of income taxes of $0                      0              0
                                                               -----------    -----------

NET INCOME (LOSS)                                                  (20,221)        11,671

ACCUMULATED DEFICIT, BEGINNING                                  (2,879,598)             0
                                                               -----------    -----------

ACCUMULATED DEFICIT, ENDING                                    ($2,899,819)   $         0
                                                               ===========    ===========


Earnings Per Share                                             ($     0.01)   $      0.00
WEIGHTED NUMBER OF SHARES OUTSTANDING                            3,029,159      3,083,120



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, 1995
                                   (UNAUDITED)

                                                               1996            1995
REVENUES:
  Product sales                                            $ 1,512,968    $ 1,849,491
  Distributions from oil and gas partnerships                   18,376         17,831
  Oil and gas sales                                                  0          5,483
                                                           -----------    -----------

     Total revenues                                        $ 1,531,344    $ 1,872,805
                                                           -----------    -----------

COST OF SALES:
  Cost of products sold                                      1,019,542      1,246,965
  Oil and gas costs                                                200         19,127
                                                           -----------    -----------
     Total cost of sales                                   $ 1,019,742    $ 1,266,092
                                                           -----------    -----------

     Gross profit                                          $   511,602    $   606,713
                                                           -----------    -----------

OPERATING EXPENSES                                         $   523,111    $   647,175
                                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                              ($   11,509)   ($   40,462)
                                                           -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income - related parties                                  0              0
  Interest expense                                            (131,328)      (120,104)
  Interest expense - related parties                                 0              0
  Litigation settlement                                              0              0
  Miscellaneous income                                               0              0
    Total other income (expense)                           ($  131,328)   ($  120,104)
                                                           -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM   ($  142,837)   ($  160,566)
  Provision for income taxes (benefit)                               0              0
                                                           -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                           ($  142,837)   ($  160,566)
  Extinguishment of debt, net of income taxes of $0                  0              0
                                                           -----------    -----------

NET INCOME (LOSS)                                          ($  142,837)   ($  160,566)
                                                           ===========    ===========


NET LOSS PER SHARE                                         ($     0.05)   ($     0.05)
WEIGHTED NUMBER OF SHARES OUTSTANDING                        2,999,722      3,083,120



                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996 & 1995
                                   (UNAUDITED)

                                                               1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         ($ 20,221)   $  11,671
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                    10,467        9,133
   Extinguishment of debt                                      (1,000)
   Changes in operating assets and liabilities:
    Accounts receivable                                       (68,606)     (51,032)
    Inventories                                               (33,185)      27,000
    Other current assets                                      (37,500)      (8,691)
    Other assets                                                    0            0
    Accounts payable                                          147,981       (5,648)
    Other current liabilities                                   7,542       (2,864)
                                                            ---------    ---------
      Cash flows from operating activities                      6,478      (21,431)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions from Unconsolidated Gas & Oil Partnerships           0            0
  Decrease in notes receivable - related parties                    0       15,190
  Purchase of property and equipment                            2,535      (18,168)
  Sale of Stock                                                     0
      Cash flows from investing activities                      2,535       (2,978)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties            0            0
  Proceeds short, long-term debt                               40,047       17,000
  Payments on long-term debt                                  (40,568)      (9,365)
  Payments on obligations under capital leases                 (3,600)           0
                                                            ---------    ---------
      Cash flows from financing activities                  ($  4,121)   $   7,635
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                 ($    178)   ($ 16,774)

CASH, BEGINNING                                                12,419       17,739
                                                            ---------    ---------

CASH, ENDING                                                $  12,241    $     965
                                                            =========    =========


                  THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, 1995
                                   (UNAUDITED)

                                                                1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          ($142,837)   ($160,566)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                     37,381       29,150
   Expenses paid by issuance of debt                                 0            0
   Interest income on stock subscriptions                            0            0
   Extinguishment of debt                                            0       (3,500)
   Changes in operating assets and liabilities:
    Accounts receivable                                         25,839     (117,704)
    Inventories                                                (37,686)      23,000
    Other current assets                                       (31,839)       5,026
    Other assets                                                     0            0
    Accounts payable                                           174,342      (79,917)
    Other current liabilities                                   10,768        6,815
                                                             ---------    ---------
      Cash flows from operating activities                   $  35,968    ($297,696)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Unconsolidated Gas & Oil Partnerships       6,366
  Decrease in notes receivable - related parties                 2,500       18,139
  Purchase of property and equipment                            (5,270)     (19,821)
  Sale of Stock                                                 11,215
                                                             ---------    ---------
      Cash flows from investing activities                      14,811       (1,682)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - related parties        (9,763)       2,948
  Proceeds from long-term debt                                  21,439      127,500
  Payments on term debt                                        (74,844)      63,749
  Payments on Obligations under Capital Leases                  (9,602)      (7,589)
  Payments received on stock subscriptions                           0            0
  Increase (decrease) in intercompany accounts                       0            0
                                                             ---------    ---------
      Cash flows from financing activities                   ($ 72,770)   $ 186,608
                                                             ---------    ---------

INCREASE (DECREASE) IN CASH                                  ($ 21,991)   ($112,770)

CASH, BEGINNING                                                 34,232      113,735
                                                             ---------    ---------

CASH, ENDING                                                 $  12,241    $     965
                                                             =========    =========


Item 2.   Management's Discussion and Analysis

Results of Operations
Revenues for the 3nd quarter of 1996 were approximately 25% lower than those for the same period in 1995. This decrease in revenue is directly attributable to lower than anticipated order volume from the company's major customer. The lower volume stems from a change in the customer's ordering process, which created a $800k backlog of orders. These orders were received in the first part of October with shipment in October and November. However, this reduction in volume directly relates to the loss sustained for the quarter.

The losses incurred for the quarter had a significant impact on cash and the company's ability to meet cash requirements. To date the company has been able to meet its debt obligations. Negotiations are continuing with several banks to refinance a portion of the company debt in order to meet the debt obligations. However there is no guarantee that this refinancing will occur in which case the company's ability to fund its debenture payments may be adversely impacted. The company has approximately $24k in convertible debentures due in the last quarter of 1996 in addition to the normal operating expenses.

The registrant has been pursuing its equity acquisition program which was discussed in previous filings. It has been granted 15,000 shares in METROPOLITAN HEALTH NETWORKS, INC. (less than 1%) and 133,000 shares in GLOBAL INTERMATCH, INC. (5% ownership). Global sells prepaid debit cellular telephones. In addition, a 10% (125,000 shares) equity interest has been acquired in MAXWELL RAND HOLDINGS. Maxwell Rand has graphic image compression algorithms technology that reduces the time it takes to download graphics from the internet by 40 to 400 times, depending on how much of the image resolution is lost.

Liquidity and Capital Resources
         For the 3rd quarter, the Company had a net income from operations of $6k compared to profit from operations for the same period of the previous year of $ 39k.

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

                                         THE KENSINGTON COMPANY, INC.


                                         /s/ Mark Haggerty
                                         Mark Haggerty
                                         Chief Executive Officer


                                         /s/ Jeff Etten
                                         Jeff Etten, C.F.O.

Dated:  November 9, 1996
           Minneapolis, Minnesota