Form 10KSB
period 1996-12-31
KENSINGTON CO INC
filed 1998-06-03
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

      Annual Report Filed pursuant to Section 13 or 15(d) of

               THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 1996, file # 33-38119-C

                   THE KENSINGTON COMPANY, INC.
        (Exact name of registrant as specified in charter)

     Minnesota                           41-1619632
(State or other jurisdiction    (IRS Employer ID Number)
of organization)

Interchange Tower, Suite 654, 600 S. Hwy 169, Minneapolis, MN 55426
             (address of principal executive offices)

Registrant's telephone number is (612) 546-2075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No par value
-------------------------------------------------------------------
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has registrant been subject to such filing requirements for the past 90 days.

          Yes x                              No__

The number of shares outstanding of each class of the registrant's common stock as of December 31, 1996 was 3,021,450 shares.

The estimated market value on December 31, 1996, of the voting stock held by non-affiliates of the registrant was $403,740.31 based upon $.19 per share where in private transactions shares were sold. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "KNSC".

             Exhibit Index on the Sequential page 15
      DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Description of Business

THE KENSINGTON COMPANY, INC. was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "KNSC". At present the Company has approximately 291 shareholders. Kensington owns 100% of two operating companies, namely, Ives Design, Inc., a Minnesota corporation, and American Gas Corporation, a Nevada corporation. Kensington also owns three non-operating "shell" corporations, namely, Bluegrass Management and Operating Company, a Kentucky corporation, and I-Med Software, Inc. and Interchange Medical, Inc. both Minnesota corporations.

The Kensington Company, as stated above, is comprised of:

A. IVES DESIGN, INC.


In April 1992, the Company acquired 100% of IVES DESIGN, INC. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and or metal. The company provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 1996 Ives employed 23 full time employees.


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






B. AMERICAN GAS CORPORATION and other gas operations

     In 1992 the Company purchased limited and general partnership interests in gas wells in Texas, Arkansas and Oklahoma as well as 100% ownership of American Gas Corporation's gas wells and pipelines in Kentucky.
    During 1994 and 1995 most of American Gas' operations were shut down because the Company could not find good operators. As of December 31, 1996, American Gas Corporation had no employees and its sole Director and Officer is the CEO of the Company. Late in 1995 the Company engaged K-Petroleum, Inc. of Columbus, Ohio to operate its Tanyard gas field in eastern Kentucky. K-Petroleum operates 350 gas wells in eastern Kentucky and has over a 95% success rate for the 188 wells that it has drilled in eastern Kentucky. The Tanyard fields generate minimal cash. The Company has also entered into a written agreement for TAUREN Exploration, Inc. of Dallas, Texas to reopen the Rosewood field in western Kentucky.
     TAUREN was of the opinion that there is more gas under the Rosewood field and was to invest its own money to make the field operational and pay the Company 40% of the net proceeds. TAUREN was of the opinion that the numerous seven inch wide wells could be easily reentered and the existing four inch pipeline owned by the Company could be used to transport the new gas. Upon additional testing and analysis late in 1996 TAUREN determined that it was not economically feasible to reopen the Rosewood field. Therefore Kensington has written off virtually all the assets associated with the Rosewood field.
     In addition, the Company has started to receive revenues on a regular schedule from its partnership interests in Texas, Arkansas and Oklahoma oil & gas wells.

Regulation of oil and gas

     As regards American Gas, the oil and gas industry is extensively regulated by federal, state and local authorities but these regulations should not impact the company since the company has ceased its direct operations.

Competition within the Oil and Gas industry

     Competition in the oil and gas business is intense but this should not affect the company due to its operational shutdown.

Company Direction:
Ives Design Inc.

     It is management's intention to continue to expand Ives Design through sales to new customers, expanding sales to existing customers by providing high levels of service and quality and through acquisitions.

American Gas Corporation

     With the analysis performed by Tauren Exploration it has become evident that the assets of American Gas have become seriously impaired. The Company therefore, has substantially reduced the carrying value of such assets and will seek to dispose of them. A limited value is expected to be received for these assets.

Bluegrass Management, I-Med Software & Interchange Medical

     Management has been attempting to activate these companies in the energy, medical and communications fields.

New Opportunities

     It is also management's intention to continue to obtain equity interests in other corporations in return for the Company's management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment as was concluded with Metropolitan Health Networks, Inc., a Florida corporation, which has since gone public and is trading at approximately $5 per share.
     The company also has an equity interest in Netgates which owns a portion of the Ocean Manor Resort in Ft. Lauderdale, Florida. The company also has an interest in Maxwell Rand Holdings, Netcast Radio Networks, Inc. and in Global Intermatch, Inc., a communications company.

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

Item 4:  Submission of matters to a vote of Security Holders

    A stockholder's meeting was held on January 27, 1996. At the January 27, 1996. At that meeting a new Board was approved, and the number of authorized shares were increased to 40,000,000 common and 10,000,000 unclassified. The Board was also given the authority to approve acquisitions and mergers. The shareholders also authorized the Board to change the name of the Company to "Kensington International Holding Corporation" at some date in the future. 74% of the shareholders attended the January 27, 1996 shareholders meeting either in person or by proxy.

                             PART II

Market for Registrant's Common Equity and Related Stock-holder matters.

Item 5:   Market for the Common Equity and Related Stockholder Matters

    During 1996 the stock has been quoted at a low of $.03 to a high of $1.00. On December 31, 1996 the stock was quoted at a bid of $.125 with an asking price of $.50. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.
     (a) Market Information
          The Registrant's securities are traded on the Bulletin Board as "KNSC".
     (b) Holders
          At December 31, 1996 there were approximately 300 shareholders of record including people who held stock in "street name".
     (c) Dividends
          The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

Item 6:  Management's Discussion and Analysis of Operations

Selected Financial Information:
                                   1995           1996
Total Revenue                 $2,552,682     $2,591,259
Cost of Sales                  1,601,568      1,699,218
Gross Profit                    $951,114       $892,041
Operating Expense                850,742        814,848
Inc (Loss) from Operations      $100,372      $  77,193

Other Income (Expense)          (328,569)     ( 130,591)
Provision for Income Tax
Extraordinary Item                           (1,025,916)
Change in method of acctg         26,784

Net Loss                       $(201,413)   $(1,079,314)

As noted above, the Company produced a net income from Operations of $77k in 1996 as compared to $100k in 1995. The reduction in gross profit is explained further under the Ives discussion. Overall a 4% reduction in operating expenses was achieved.

Ives Design Inc.

1996 proved to be a somewhat up and down year for the company. Sales during the first quarter were strong but slowed considerably during the May through July time frame. This slow down was due to a change at the company's largest customer regarding how purchase orders were released. The change caused PO's to be held which impacted production. Once purchase orders were released, revenues quickly caught up to plan but higher labor costs in the form of overtime kept gross margins down.

American Gas Corporation

As was explained earlier, the company took a $1.025M writedown on the assets of American Gas. This writedown was a direct result of Tauren Explorations additional testing and analysis on the Rosewood field which concluded it was not economically feasible to extract the gas reserves in that field. After conducting the additional work at their expense, Tauren terminated its relationship with Kensington.

Item 7:  Financial Statements

    The Consolidated financial statements of the Company are included herein following the signatures, beginning at page F-1.



Item 8: Changes and Disagreements with Accountants on Accounting and Financial Disclosures - None

                             Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

                            MANAGEMENT
The executive officers and Directors of the Company are as follows:

Name                          Age       Position

Keith A. Witter               49        Director

Mark Haggerty                 49        Chief Executive Officer
                                        & Director
Keith Bernhardt               75        Director

Dr. Graeme Wallace            55        Director

Holly Callen Hamilton         48        V. P. & Secretary

Mike Nakonechny               69        Chairman

Jeff Etten                    40        Chief Financial Officer

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

Mark Haggerty became an employee of Kensington on May 1, 1993 and became C.E.O.- C.O.O on September 9, 1993. Mr. Haggerty is a graduate of the University of Minnesota Law School and is a practicing attorney. From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota. From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc. During the past eighteen years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. Mr. Haggerty is also a Registered Securities Representative. He serves on the Board of Directors of Maxwell Rand Holdings, Ives Design, Inc., American Gas Corp and Haggerty and Associates, Inc. Haggerty has been a Director since October 15, 1994. Mr. Haggerty is also a Commissioner with the Hennepin County Parks.

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

Item 11:  Executive Compensation
          (a)  Remuneration

Compensation Pursuant to Agreements

     In May 1993 the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as corporate counsel. Mr. Haggerty's salary is $65,000 per year and his law firm, Haggerty & Associates, Inc. is retained at an additional $12,000 per year. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance; is reimbursed expenses incurred on company business; receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. On September 9, 1993 the Board of Directors requested that Mr. Haggerty become the C.E.O.- C.O.O of Kensington and the Chairman and C.E.O. of Ives Design, Inc. Mr. Haggerty has waived a number of his benefits and a significant portion of his salary and benefits continue to accrue.

Mr. Etten receives salary of $50,000 a year for acting as C.F.O. Mr. Etten also receives vacation and expenses reimbursement. A portion of Mr. Etten's salary has been accrued.

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

Convertible Debentures:
     As of December 31, 1996 the company had $584k of convertible debentures outstanding. Of this total, $206k is secured by real estate of Ives Design Inc.The majority of this debt is due in 1997 and the company is actively pursuing refinancing options.

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


                   THE KENSINGTON COMPANY, INC.

               By: Mark Haggerty________________________________
             Mark Haggerty, C.E.O.- C.O.O. & Director

                       Dated: Jan 27, 1998


Mike Nakonechny_______________              Chairman
By: Mike Nakonechny
Dated: Jan 30, 1998






Director Keith Bernhardt is on page 14 and Director Dr. Graeme Wallace is on page 15 and Director Keith Witter is on page 16.

                            SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                   THE KENSINGTON COMPANY, INC.

               By: Mark Haggerty________________________________
             Mark Haggerty, C.E.O.- C.O.O. & Director




Keith Bernhardt______________                Director
By: Keith Bernhardt
Dated: Jan 31, 1998

                            SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                   THE KENSINGTON COMPANY, INC.

               By: Mark Haggerty________________
             Mark Haggerty, C.E.O.- C.O.O. & Director





Graeme Wallace______________               Director
By: Graeme Wallace
Dated: Jan 30_, 1998

Page 15


                            SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


                   THE KENSINGTON COMPANY, INC.

               By: Mark Haggerty_____________________
             Mark Haggerty, C.E.O.- C.O.O. & Director





Keith Witter_______________               Director
By: Keith Witter
Dated: Jan 30_, 1998

                   THE KENSINGTON COMPANY, INC.

                           FORM 10-KSB

                   YEAR ENDED DECEMBER 31, 1995

                              INDEX


ITEM                                                             PAGE


                              PART I

1. Description of Business......................................1
2.Description of Property.......................................3
3. Legal Proceedings............................................3
4. Submission of matters to vote of shareholders................4

                             PART II

5. Market for Common equity & related stockholder matters..... .4
6. Management's discussion & analysis of Operations.............4
7. Financial statements ........................................F-1
8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.....................................5

                             PART III

9. Directors, Executive Officers, Promoters and Control Persons
   of the Company...............................................5
10. Executive compensation......................................7
11. Security ownership of certain beneficial owners and
    management..................................................8
12. Certain relationships & related transactions................9
13. Descriptions of securities.................................10
14. Exhibits and reports on Form 8-K...........................12
15. Signatures.................................................13

    Financial  Statements......................................F-1

                              Exhibit Index

          Exhibit   Description
                #
          #3    Certificate of Incorporation                *
          #3.3  By-Laws of Company                          *
          #10   Promissory notes payable                    ***
          #10.1 Acquisition of Ives & American Gas          **
          #10.4 Employment agreements                       ***
          #21.1 Form of Common Stock                        ***
          #21.2 Form of Warrants & Debentures               ***

          *         Filed as exhibits to Company's registration
                    33-38119-C to the SEC

          **        Filed as part of Form 8-K to SEC on 2-12-93

          *** Filed as an exhibit to Form 10-K filed on June 1993.

          All 10-Qs, 8-ks and amendments, S-8s and 10-Ks and 10-KSBs filed since 1989 are incorporated herein by reference.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kensington International Holding Corporation:

We have audited the accompanying consolidated balance sheets of Kensington International Holding Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kensington International Holding Corporation and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                LUND KOEHLER COX & COMPANY, PLLP


Minneapolis, Minnesota
August 6, 1997

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1996 AND 1995


                                                  1996           1995
            ASSETS
Current assets:
  Cash                                        $16,186             $34,232
  Accounts receivable                         222,385             202,218
  Inventories                                 193,226             136,112
  Other current assets                          6,538              12,076
     Total current assets                     438,335             384,638

Other assets:
  Investment in oil and gas properties, net     87854             1213768
  Investment in unconsolidated oil and gas
  partnerships                                 44,832              47,981
  Property and equipment, net                 318,780             353,759

  Notes receivable - related parties, net      28,125              33,125



     Total other assets                       479,591           1,648,633




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Checks written in excess of cash in bank     $37,428                $0

  Line of credit                                 33435                 0

  Notes payable - related parties               284296            344,096

  Current portion of long-term debt            513,027             99,135

  Current portion of obligations under
  capital leases                                23,340             26,548


  Accounts payable                             269,574            222,816

  Accrued expenses                             178,296            194,898

     Total current liabilities               1,339,396            887,493


Long-term debt, net of current portion         139,233            625,912

Obligations under capital leases,
net of current portion                          31,677             55,017



Minority interests in consolidated oil
and gas partnerships                            11,239             13,332



     Total liabilities                       1,521,545          1,581,754


Stockholders' equity (deficit):

   Common stock, no par value, 50,000,000
   shares authorized, 3,021,450 and 2,945,894
   shares issued and outstanding             3,671,848           3,647,670

Stock subscriptions receivable                (297,332)           (297,332)

   Accumulated deficit                      (3,978,135)         (2,898,821)

     Total stockholders' equity (deficit)     (603,619)            451,517

                                              $917,926          $2,033,271

See accompanying notes to consolidated financial statements.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                              1996                      1995
                         Amount    Percent        Amount    Percent

Revenues                  $2,591,259      100.0    $2,552,682      100.0

Cost of sales              1,699,218       65.6     1,601,568       62.7

Gross profit                 892,041       34.4       951,114       37.3

Operating expenses           814,848       31.4       850,742       33.3

Loss on impairment of oil
and gas properties         1,025,916       39.6        0             0.0

Income (loss) from
operations                  (948,723)     (36.6)       100,372       4.0

Other income (expense)      (130,591)      (5.0)     (328,569)     (12.9)

Loss before income taxes
and cumulative effect of
change in accounting
principle                (1,079,314)     (41.6)       (228,197)      (8.9)

Provision for income
taxes                               0        0.0             0        0.0

Loss before cumulative
effect of change in
accounting principle     (1,079,314)     (41.6)     (228,197)      (8.9)

Cumulative effect on
prior years (to December
31, 1994) of change
in method of accounting
for oil and gas
partnership interests,
net of income taxes of $0         0        0.0        26,784        1.0

Net loss                 $(1,079,314)     (41.6)     $(201,413)     (7.9)

Per share amounts:
 Loss before cumulative
 effect of change in
 accounting principle        $(0.36)                  $(0.08)

 Cumulative effect of
 change in method of
 accounting for oil and
 gas partnership interests     0.00                      0.01

 Net loss                     $(0.36)                  $(0.07)

Weighted average number of
shares outstanding         2,983,672               2,970,284


See accompanying notes to consolidated financial statements.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                        Stock
                           Common stock     subscriptions  Accumulated
                       Shares      Amount    receivable      deficit     Total



Balance - December
31, 1994               3,083,120 $3,863,008  $(354,469) $(2,697,408) $811,131



Payments received on
stock subscriptions    --         --            57,137         --       57,137

Reduction in shares
issued related to
American Gas
acquisition         (75,000)  (150,000)           --           --    (150,000)



Repurchase of
shares              (85,000)   (85,000)           --           --     (85,000)

Issuance of shares
for retirement of
debt                  8,700    8,700              --           --       8,700

Issuance of shares
for retirement of
liability           3,300      6,600              --           --      6,600

Issuance of shares
for services and
other             10,774       4,362           --           --        4,362

Net loss            --           --            --       (201,413) (201,413)

Balance - December
31, 1995       2,945,894   3,647,670       (297,332)  (2,898,821)   451,517


Issuance of shares
for options
exercised             48,828       15,625       --           --       15,625


Issuance of shares
for retirement of
liability             23,828        7,625           --      --        7,625


Issuance of shares
for services and
other             2,900          928           --           --         928


Net loss            --            --          --    (1,079,314)(1,079,314)


Balance -
December 31,
1996          3,021,450     $3,671,848   $(297,332)  $(3,978,135) $(603,619)

See accompanying notes to consolidated financial statements.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                             1996           1995
Cash flows from operating activities:
  Net loss  $                                (1,079,314)         $(201,413)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
    Depreciation, depletion and amortization      76,107               73,231
    Gain on sale of equipment                    (4,443)                 0
    Loss on impairment of oil and gas
    properties                                   1,025,916                 0
    Reserve for uncollectible notes receivable           0           152,206
    Expenses paid by issuance of common stock          928             4,362
    Equity in earnings of unconsolidated oil
    and gas partnerships                            (2,187)           (4,184)
    Minority interests in earnings of
    consolidated oil and gas partnerships            1,262             1,036
    Cumulative effect of change in method
    of accounting for oil and gaspartnership
    interests                                     0          (26,784)
   Changes in operating assets and liabilities:
     Accounts receivable                          (20,167)          (85,548)
     Inventories                                  (57,114)          (25,079)
     Other current assets                           5,538            28,108
     Checks written in excess of cash in bank      37,428                 0
     Accounts payable                              47,012          (120,704)
     Other current liabilities                     55,398            15,623
      Cash flows from operating activities         86,364          (189,146)

Cash flows from investing activities:
  Distributions from unconsolidated oil
  and gas partnerships                              5,336            13,467
  Distributions from consolidated oil
  and gas partnerships                             20,145                 0
  Collections on notes receivable -
  related parties                                   5,000                 0
  Proceeds from sale of equipment                   5,455                 0
  Purchases of property and equipment              (6,771)          (23,081)
      Cash flows from investing activities         29,165            (9,614)

Cash flows from financing activities:
  Net increase in line of credit                   33,435                 0
  Increase (decrease) in notes payable -
  related parties                               (59,800)           11,165
  Proceeds from exercise of stock options          15,625                 0
  Proceeds from long-term debt                          0           130,000
  Payments on long-term debt                      (72,787)          (54,399)
  Payments on obligations under capital leases    (26,548)          (23,542)
  Payments received on stock subscriptions              0            57,137
  Distributions to minority interests in oil
  and gas consolidated partnerships               (23,500)           (1,104)
      Cash flows from financing activities       (133,575)          119,257

Decrease in cash                                  (18,046)          (79,503)
Cash, beginning                                    34,232           113,735
Cash, ending                                      $16,186           $34,232
See accompanying notes to consolidated financial statements.

     KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND 1995


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business - Kensington International Holding Corporation (Kensington or the Company), formerly "The Kensington Company, Inc.", was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky. In 1992, the Company's focus shifted from development of oil and gas properties to becoming a diversified company. As of December 31, 1996, the Company includes three wholly-owned subsidiaries: Ives Design, Inc. (Ives), American Gas Corporation (American) and National Fixture Installers, Inc. (National); two majority owned oil and gas limited partnerships: Kensington Energy 1986 Oil and Gas Limited Partnership (Kensington 1986) and Kensington 1987 Limited Partnership (Kensington 1987); and two majority owned corporations: I-Med Software, Inc. (I-Med) and Interchange Medical, Inc. (Interchange).

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

National was incorporated on January 7, 1994 and was inactive through 1996. In 1997, National was merged with Global Intermatch, Inc. and Kensington sold its interest.

Kensington 1986 was formed in 1986 and operates oil and gas wells in the southwestern United States. In 1992, Kensington acquired an 83% limited partner interest.

Kensington 1987 was formed in 1988 and operates oil and gas wells in the southwestern United States. In 1992, Kensington acquired a 91.5% limited partner interest.

I-Med and Interchange were both formed in October 1996 and are inactive.

Principles of consolidation - The consolidated financial statements include the accounts of Kensington, Ives, American, Kensington 1986 and Kensington 1987. All significant intercompany transactions have been eliminated in consolidation.

Accounts receivable - The Company considers all accounts receivable to be fully collectible, accordingly, no allowance for uncollectible accounts has been established. If accounts become uncollectible, they are charged to operations when that determination is made.

Inventories - Inventories consist primarily of display fixtures and related raw materials and are valued at the lower of cost (first-in, first-out), or market.



    KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


Depreciation - Property and equipment are recorded at cost and are being depreciated over their estimated useful lives using the straight-line method. Depreciation expense was $41,751 and $38,881 for the years ended December 31, 1996 and 1995.

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

Unproved oil and gas properties are periodically assessed for impairment value, and any loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Pipeline and other equipment are being depreciated over their estimated useful lives using the straight-line method. Depreciation, depletion and amortization expense was $34,356 and $34,350 for the years ended December 31, 1996 and 1995.

During 1996, the Company decided its oil and gas interests in American were impaired and recorded a loss on impairment of $1,025,916 (see Note 3).

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

Reclassifications - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity (deficit).



          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(2)  INVENTORIES

Inventories relating to the manufacturing activities of Ives consisted of the following at December 31:
                                    1996                    1995
Raw materials                      $86,107               $78,614
Work in progress                    41,231                12,148
Finished goods                      65,888                45,350
Total                             $193,226              $136,112

(3)  INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties, using successful efforts accounting, consisted of the following at December 31:
                                          1996                1995
Proved properties                       $95,823               $879,448
Unproved properties.                          0                 70,012
Pipeline and other equipment             87,340                451,702
                                        183,163              1,401,162
Less: accumulated depreciation,
      depletion and amortization         (95,309)              (187,394)
                                         $87,854              $1,213,768


No costs were incurred in oil and gas property acquisition, exploration and development activities during 1996 or 1995.

In 1996, the Company decided its investment in oil and gas properties owned by American and located in Kentucky were impaired. The Company had attempted to improve the productivity of these properties since acquisition without success. Attempts to sell the properties have not been successful to date. The Company believes the properties will never generate a profit without substantial additional development expenditures. In addition, production costs will be much higher than previously anticipated. The Company also believes if a buyer can be found, the proceeds will be minimal.

Based on these facts, the Company has written down its investment in these properties to $0. The remaining investment in oil and gas properties at December 31, 1996 consists of properties owned by Kensington 1986 and Kensington 1987.

     KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


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

(5)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                   1996           1995
Land                              $19,500           $19,500
Buildings                         268,699           268,699
Equipment                         173,209           166,437
Less: accumulated depreciation   (196,435)         (179,026)
                                  264,973           275,610
Equipment under capital leases,
net of accumulated amortization
of $67,905 and $43,563             53,807            78,149
                                 $318,780          $353,759



(6)  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consisted of the following at December 31:

                                   1996           1995
B & K Oil Company, Inc.,
interest at 8%, unsecured, due
on demand, two of three owners
are Kensington stockholders.            $38,125           $43,125


B & D Commercial Ventures,
interest at 8%,unsecured, due
on demand, owners are Kensington
stockholders.                            30,000            30,000

Stockholders/former officers,
interest at 5%, unsecured, due
on demand.                              112,206           112,206

Less: reserve for uncollectible
notes receivable                       (152,206)         (152,206)

                                        $28,125           $33,125

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(7)  LINE OF CREDIT

The Company has a $150,000 line of credit with Itasca Business Credit. The line bears interest at prime plus 10% (minimum of $1,000 per month), is due on demand, and is secured by accounts receivable. Outstanding borrowings were $33,435 and $0 at December 31, 1996 and 1995.

(8)  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31:

                                        1996           1995
Notes payable to a trust
controlled byformer officer/current
shareholder, interest at 12%, unsecured.
Note holder has option to convert
to common shares of Company stock at
any time before September 1, 1997 at a
conversion price of $1.00 per share.          $93,812           $98,716

Notes payable to shareholders,
interest at 12%, due on demand, unsecured.     16,500            26,500

Note payable to shareholder, interest at 8%,
due on demand, unsecured.                    5,740            29,740

Note payable to former officer/current
shareholder, monthly installments of $332
including interest at 12%, unsecured.         5,224               8,376

Note payable to shareholder, interest at 12%,
due February 1997, unsecured.                9,201               10,000

Note payable to shareholder, interest at 8%,
due February 1994, unsecured.                4,500          4,500

Note payable to shareholder, interest at 9%,
due December 1993, unsecured.                39,800            39,800

Note payable to shareholder, monthly
installments of $1,800 including interest at
8%, due January 1998, secured by stock.      52,807            69,752

Note payable to shareholder, interest at 10%,
due May 1996, secured by Company's assets.
Note holder has option to convert to common
shares of Company stock at a conversion price
of $0.32 per share until note is paid.         37,500            37,500

Various notes payable to shareholders,
unsecured.                                   19,212            19,212
                                            $284,296          $344,096

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(9)  LONG-TERM DEBT

Long-term debt consisted of the following at December 31:
                                             1996           1995

Debentures payable to shareholders and
non-shareholders - monthly installments
of $66 per $5,000 debenture including
interest at 12%, due three years from
issue date through June 1998, $206,138
secured by Ives' real estate, remainder
unsecured.  Secured debenture holders
have option to convert principal to
common shares of Company stock at
$2.625 per share until maturity.  Unsecured
debenture holders have option to convert
principal to common shares of Company stock
at $1.50 per share until maturity.         $584,240             $614,321

Notes payable to bank -Monthly installments
of $2,009 including interest at 1.5% over
bank's reference rate, due August 1998,
secured by all corporate assets.             42,342              61,222

Monthly installments of $1,212 including
Interest at 1.5% over bank's reference rate,
Due August 1997, secured by all corporate
assets.                                    11,401            24,107

Monthly installments of $553 including
interest at 1.5% over bank's reference rate,
due August 1998, secured by all corporate
assets.                                    10,093            15,397

Monthly installments of $370 including
interest at 10.5%, due December 1997, secured
by stock and the personal guaranty of a
stockholder/director.                         4,184            10,000
                                            652,260           725,047
Less: current portion                      (513,027)          (99,135)
                                           $139,233          $625,912

Future maturities of long-term debt are $513,027 and $139,233 for the years ending December 31, 1997 and 1998.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(10)  OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital lease agreements expiring through 1999. Interest is provided for at interest rates ranging from approximately 11.5% to 15.75%. These obligations are secured by the equipment under lease.

Future minimum lease payments required under the capital leases together with the present value of the future minimum lease payments are as follows for the years ending December 31:

1997                                    $28,483
1998                                     23,134
1999                                     11,567
Total                                    63,184
Less: amount representing interest       (8,167)
Present value of future minimum lease payments   55,017
Less: current portion                        (23,340)
Obligations under capital leases, net of
current portion                              $31,677

(11)  STOCKHOLDERS' EQUITY

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

In July 1997, the Board of Directors voted to treat as satisfied a $75,000 stock subscription receivable due to the fact this stockholder had paid principal and interest in amounts similar to that of the other stockholders who were issued stock at the same time.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


Stock warrants - Outstanding stock warrants consisted of the following:
                                   Shares      Per share
                                                 price

Outstanding, December 31, 1994   1,178,933   $.50 - $3.00
Granted                            211,950    .63 -  3.00
Canceled                          (125,000)           .50
Outstanding, December 31, 1995   1,265,883    .50 -  3.00
Granted                                 0            .00
Canceled                                0            .00
Outstanding, December 31, 1996   1,265,883   $.50 - $3.00

Of the above warrants, 152,625 with a per share price of $3.00 have expired and are subject to cancellation by the Company upon thirty day's written notice. All of the above warrants are fully vested.

Stock option plan - The Company has a stock option plan which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan. The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant. As of December 31, 1996, the Company had options outstanding to purchase 581,872 shares of common stock, consisting of 201,000 options exercisable at $2.62 per share through June 1998 and 380,872 options exercisable at $.32 per share through March 2000.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss would have been increased to the proforma amounts indicated below:

                                   1996           1995

Net loss:
 As reported                    $1,079,314       $201,413
 Pro forma                      $1,079,314          $211,941
Loss per share:
 As reported                    $     (.36)         $   (.07)
                                                   Pro forma
                                $     (.36)         $   (.07)

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


Information regarding the Company's stock options is summarized below:

                         1996                     1995
                    Shares    Weighted     Shares       Weighted
                              Average                   Average
                              Exercise                  Exercise
                                Price                      Price

Options outstanding,
beginning of year        630,700      $1.05     211,000         $2.62
Granted                  0             .00      429,700           .32
Canceled                 0             .00     (10,000)          2.62
Exercised           (48,828)           .32           0           .00
Options outstanding,
end of year              581,872   $1.11     630,700         $1.05
Options exercisable,
end of year              581,872   $1.11     630,700         $1.05
Weighted average fair
value of options
granted                        $.00                          $.02

Options outstanding at December 31, 1996 have an exercise price ranging between $.32 and $2.62 and a weighted average remaining contractual life of
2.63 years.

In determining the compensation cost of the options granted during 1996 and 1995, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:
                                        1996           1995
Risk free interest rate                   7%             7%
Expected life of options granted      5% years         5 years
Expected volatility of options
granted                                  0.0%            0.0%
Expected dividend yield                  0.0%            0.0%

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


Modification of American Gas Corporation acquisition - In 1995, the Company finalized payment for its acquisition of American by issuing 125,000 shares of common stock to a court appointed trustee for the benefit of the shareholders of Liberty National Corporation. The court also required the Company to issue 1,000,000 warrants at an exercise price of $2.50 per share. The warrants are valid for six months from the date of issue, which is yet to be determined, and are callable by the Company after three months. The Company is required to issue new warrants to those who exercise the $2.50 warrants. These new warrants will have an exercise price of $7.00 per share for a period of three years. The new warrants are not callable by the Company. The Company's original obligation was to issue 200,000 shares of common stock and 800,000 warrants.

(12)  CONTINGENCIES AND COMMITMENTS

Operating leases - In March 1997, the Company signed an agreement to lease its corporate office space under a lease which expires March 2000. Base rent is $1,294, $1,324 and $1,353 per month for the first, second and third years of the lease. Rent expense for the years ended December 31, 1996 and 1995 was $8,820 and $13,753.

Future minimum rental payments are as follows for the years ending December
31:

1997                               $13,707
1998                                15,798
1999                                16,149
2000                                 4,059
                                   $49,713

Settlement of lawsuits - Pursuant to a settlement agreement, in 1993 the Company transferred its rights and interests in the Gladys Harrell No. 1-14 Well (Gladys) to the plaintiffs and guaranteed that the plaintiff's interest in the Gladys will generate $12,500 of cash flow per year through November 2002 or until in aggregate $125,000 has been received. In addition to the Gladys cash flows, the Company paid $28,261 (including $25,481 remitted directly from partnerships) and $4,355 under the agreement for 1996 and 1995. As of December 31, 1996, the Company has estimated no future cash shortfalls.

In February 1995, the Company paid $15,000 to settle a lawsuit with a former officer and director.

Significant customer - Ives had sales to a single customer representing 86% and 82% of total product sales for the years ended December 31, 1996 and 1995. Accounts receivable from this customer represented 78% and 31% of total accounts receivable at December 31, 1996 and 1995.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(13)  INCOME TAXES

The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $2,600,000, which, if not used, will begin to expire in 2003. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.
                                            1996             1995
Net operating loss carryforwards         $1,030,000    $1,020,000
Valuation allowance                      (1,030,000)   (1,020,000)
Net deferred taxes                               $0            $0

(14)  OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the years ended December
31:
                                              1996            1995

Interest income                                $311          $437
Interest income - related parties                 0         2,307
Interest expense                            (106,360)    (101,751)
Interest expense - related parties           (25,002)     (36,899)
Litigation settlement                        (4,907)      (43,605)
Reserve for uncollectible notes receivable        0      (152,206)
Equity in earnings of unconsolidated oil and
gas partnerships                              2,187         4,184
Minority interests in earnings of consolidated
oil and gas partnerships                     (1,262)       (1,036)
Gain on sale of equipment                     4,443            0
Total other income (expense)              $(130,590)      $(328,569)

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(15)  SEGMENT REPORTING

The Company operates in two industry segments: manufacturing and oil and gas. Manufacturing consists of the fabrication, marketing, and distribution of non-refrigerated, customized display fixtures. Oil and gas consists of the production of natural gas and oil interests in the United States. A summary of the operations by segment is as follows:

                                        1996           1995
Revenues from unaffiliated customers:
 Manufacturing                        $2,542,628        $2,510,763
 Oil and gas                             48,631         41,919
 Consolidated                          $2,591,259       $2,552,682

Operating profit (loss):
 Manufacturing                          $283,488          $402,116
 Oil and gas                          (1,046,528)          (22,329)
 General corporate                      (185,683)      (279,415)
 Consolidated                          $(948,723)      $100,372

Identifiable assets:
 Manufacturing                          $761,038       $723,933
 Oil and gas                            107,065       1,246,650
 General corporate                       49,823          62,688
 Consolidated                           $917,926     $2,033,271

Depreciation, depletion and amortization:
 Manufacturing                          $40,257         $37,684
 Oil and gas                             34,356          34,350
 General corporate                        1,494          1,197
 Consolidated                           $76,107        $73,231

Capital expenditures:
 Manufacturing                           $5,087        $23,081
 General corporate                        1,684              0
 Consolidated                            $6,771        $23,081

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                       DECEMBER 31, 1996 AND 1995


(16)  SUPPLEMENTAL CASH FLOWS INFORMATION

                                        1996           1995
Cash paid for interest                  $127,496      $129,873

Noncash investing and financing
activities:

Long-term debt issued to repurchase
common stock                           $0         $85,000

Common stock issued to retire
long-term debt                         $0         $8,700

Common stock issued to retire
a liability                        $7,625         $6,600

Common stock issued in exchange
for services and other                $928         $4,362

(17)  SUPPLEMENTARY OIL AND GAS INFORMATION

Results of operations for oil and gas producing activities were as follows for the years ended December 31:

                                             1996           1995
Oil and gas sales                           $48,631        $41,919
Well depreciation and depletion             (34,356)       (34,350)
Production and operating costs              (34,887)       (29,898)
Loss on impairment                       (1,025,916)           0
Operating losses from oil and gas
producing activities (excluding
corporate overhead and interest costs)  $(1,046,528)      $(22,329)

Reserve information - The following estimates of proved developed and undeveloped reserves are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that the estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1996 AND 1995


As discussed in Note 3, the Company has written down to $0 its investment in oil and gas properties owned by American and located in Kentucky. While substantial reserves still exist, higher than anticipated production costs and substantial additional development expenditures necessary make it highly unlikely these properties will provide future positive net cash flows.


Reserve quantity information was as follows at December 31 (unaudited):

                                        Gas (mcf)
                                       1996           1995

Proved developed and undeveloped
reserves:
 Beginning of period                  4,818,000      4,826,000
 Production                             (10,000)       (8,000)
 End of period                        4,808,000         4,818,000
Proved developed reserves:
 Beginning of period                   2,517,000         2,525,000
 Production                              (10,000)           (8,000)
 End of period                          2,507,000         2,517,000



(18)  SUBSEQUENT EVENTS (UNAUDITED)

In August 1997, the Company received a $365,000 loan. The loan is payable in monthly installments of $3,654 including interest at 10.5%, is due August 2007, and is secured by Ives' real estate. Proceeds from the loan were used to pay off existing debt.

In October 1997, the Company received a $200,000 line of credit from a bank. The line of credit bears interest at 2.0% over the bank's reference rate, matures October 1998, and is secured by accounts receivable and guaranteed by two directors/stockholders. The Company paid off its existing line of credit.