Form 10QSB
period 1997-03-31
KENSINGTON CO INC
filed 1998-06-03
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities exchange Act of 1934

For Quarter Ending March 31, 1997

Commission File Number #33-38119-C

                      THE KENSINGTON COMPANY, INC.

         (Exact name of registrant as specified in its charter)

Minnesota                                          41-1610632
(State or other                              (IRS Employer
 jurisdiction of                             Identification No.)
 incorporation)

Suite 1150 Interchange Tower, 600 S. Hy. 169, Minneapolis,

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

Yes   *                                                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Weighted Number of Shares outstanding are 3,021,450 of common stock no par value.

Part I.  Financial Information

                      Quarter Ended  March 31, 1997

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

Item 2.   Management's Discussion and Analysis of Financial

                  Condition and Results of Operations


Results of Operations
For the quarter being reported on, the company had revenues of $863k as compared to $654k for the same period in 1996. Operating profits for the period were $292k as compared to $246k for 1996. Operations of the fixure manufacturing subsidiary remained very strong during the quarter. The backlog of orders continues to be strong indicating the second quarter should be consistent with the first quarter. As was stated at the end of 1996, the company has written off virtually all its oil & gas operations. Overall the company reported a net income of $10k for the quarter. This was accomplished by reducing S,G and A expenses in all entities.

Liquidity and Capital Resources
For the quarter, the Company had a net income from operations of $64k. Management of the Company is of the opinion that the Company will continue to show an operating profit through the foreseeable future. However the company faces a serious cash flow problem with a significant portion of its long term debt coming due. Management is currently negotiating with the debtors to roll over their debt and also is in discussions with Mortgage bankers to provide alternative financing.
During the period stated the Registrant did not sell to directors, management and others, any common stock.

Inflation

The rate of inflation has had a great impact on the Company's results of operations and is expected to have a continued impact on continuing operations due to the increase in wood product costs and the fact that we have to bid most of our projects and we can not pass all of the cost increases to our customers.

Part II.  Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K and the October 18, 1995 S-8 filing as described in Item 2 herein.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE KENSINGTON COMPANY, INC.



                         Mark Haggerty
                         Mark Haggerty

                         Chief Executive Officer

                                   Jeff Etten
                                   Jeff Etten, C.F.O.

Dated:  February 17, 1998
                          Minneapolis, Minnesota

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
Revenues:
  Product sales                                  $863,257          $651,581

  Distributions from oil
  and gas partnerships                               0                3,067

  Oil and gas sales                                0                 0

     Total revenues                              863,257           654,648


Cost of sales:
  Cost of products sold                       570925            408837

  Oil and gas costs                                0               200

     Total cost of sales                      570925            409037


     Gross profit                             292332            245611


Operating expenses                            228519            180267


Income (loss) from operations                  63813             65344


Other income (expense):
  Interest expense                            (54019)           (45799)

  Litigation settlement                            0                 0

Minority Interest in Earnings of
Consolidated Oil & Gas Ptsp                        0             32446

  Miscellaneous income                             0                 0

    Total other income (expense)            (54019)           (46121)


Income (loss) before income taxes
and extraordinary item                          9794             19223

  Provision for income taxes (benefit)             0                 0


Income before extraordinary item                9794             19223

  Extinguishment of debt, net of
  income taxes of $0                               0                 0


Net income (loss)                               9794             19223


Accumulated deficit, beginning               (3978135)        (2898821)


Accumulated deficit, ending                  (3968341)        (2879598)


Earnings Per Share          0.0032414900130732         0.0062349178753989

WEIGHTED NUMBER OF SHARES OUTSTANDING         3021450          2945894

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 1997 & 1996
                                   (UNAUDITED)


                                                 1997             1996


Cash flows from operating activities:
  Net income (loss)                            $9794            $19223

  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization    13792             10829

   Extinguishment of debt                                            0

   Changes in operating assets and liabilities:
    Accounts receivable                       (86889)           (88150)

    Inventories                                33385              5499

    Other current assets                      (26514)           (25527)

    Other assets                                   0                 0

    Accounts payable                            1256             50351

    Other current liabilities                 103448             28735

      Cash flows from operating activities     48272            (31808)


Cash flows from investing activities:
 Distributions from Unconsolidated
 Gas & Oil Partnerships                            0              1491

  Decrease in notes receivable - related parties   0              1000

  Purchase of property and equipment            5304             (1371)

  Sale of Stock                                    0

      Cash flows from investing activities      5304              1120


Cash flows from financing activities:
  Increase (decrease) in notes
  payable - related parties                    (4126)              1860

  Proceeds short, long-term debt                   0             18990

  Payments on long-term debt                   (9708)           (11968)

  Payments on obligations under
  capital leases                              (21677)            (3005)

      Cash flows from financing activities    (35511)             5877


Increase (decrease) in cash                     7457            (24811)


Cash, beginning                                16186             34232

Cash, ending                                   23643              9421

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
MARCH 31, 1997 AND 1996
                              (UNAUDITED)

                                                 1997             1996

                          ASSETS
Current assets:
  Cash                                         $23,643          $9,421

  Accounts receivable                          309,274         290,368

  Inventories                                  159,841         130,613

  Other current assets                          33,052          38,603

     Total current assets                      525,810         469,005


Other assets:
  Investment in oil and
  gas properties, net                           87,854       1,206,278

  Investment in oil and gas partnerships        44,832          47,981

  Investment in Ives                                 0               0

  Investment in KEC partnerships                     0               0

  Property and equipment, net                  312,752         351,791

  Notes receivable - related parties            26,511          32,125

     Total other assets                        471,949       1,638,175

                                              $997,759      $2,107,180


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable -                              $112,541         $50,098

  Note payable - related parties               278,556         345,956

  Current portion of long-term debt            510,527          87,793

  Current portion of obligations
  under capital leases                          23,340          23,543

  Accounts payable                             308,257         273,167

  Accrued payroll & related taxes              100,185          97,094

  Accrued interest                              32,747          29,397

  Accrued Expenses                              77,946          54,897

Intercompany                                         0               0

     Total current liabilities                1,444,099        961,945


Long-term debt, net of current portion           30,110        606,146

Obligations under capital leases, net
of current portion                               10,000         55,017

Minority interest in consolidated Subsidiaries   11,239         13,332

     Total liabilities                        1,595,448      1,636,440



STOCKHOLDERS' EQUITY
  Common stock                                3,661,273      3,647,670

  Additional paid-in capital                          0              0

  Accumulated deficit                        (5,212,124)    (2,879,598)

  Stock subscriptions receivable                953,162       (297,332)

     Total stockholders' equity                (597,689)       470,740


                                               $997,759     $2,107,180