Form 10QSB
period 1997-03-31
KENSINGTON CO INC
filed 1998-06-03
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-QSB

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities exchange Act of 1934

For Quarter Ending June 30, 1997

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

                  Weighted number of shares are 3,021,450

Part I.  Financial Information

                       Quarter Ended  June 30, 1997

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


Item 2.   Management's Discussion and Analysis of Financial

                  Condition and Results of Operations


Results of Operations
     For the quarter being reported on, the company had revenues of $771k as compared to $410k for the same period in 1996. Operating profits for the period were $266k as compared to $93k for 1996. For the year, revenues are up over 53% over those of 1996.
     This increase is due to the fact that in 1996 the company's largest customer had a change in management structure, which resulted in a lag in receiving orders. The backlog of orders continues to be strong indicating the 3rd and 4th quarters should be consistent with the first half of the year. As was stated at the end of 1996, the company has written off virtually all its oil & gas operations, thus the large discrepancy in total assets. Overall the company reported a net income of $57k for the quarter. This was due to the continued strong sales and reduced expenses in all entities.

Liquidity and Capital Resources
     For the quarter, the Company had a net income from operations of $76k. Management of the Company is of the opinion that the Company will continue to show an operating profit through the foreseeable future. However, the company still has not been able to find alternative financing for debt which will reach maturity this year. This will result in a serious cash flow problem . Management is currently negotiating with the debtors to roll over their debt and also is in discussions with Mortgage bankers to provide alternative financing.
     During the period stated the Registrant did not sell to directors, management and others, any common stock.

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



                          Mark Haggerty
                          Mark Haggerty

                         Chief Executive Officer

                                   Jeff Etten
                                   Jeff Etten, C.F.O.

Dated:  February 17, 1998
                          Minneapolis, Minnesota

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
JUNE 30, 1997 AND 1996 (UNAUDITED)

                                        1997           1996
ASSETS
Current assets:
  Cash                                 $20,261            $12,419
  Accounts receivable                  185,925            107,773
  Inventories                          181,141            140,613
  Other current assets                   2,527              7,415
     Total current assets              389,854             268,220

Other assets:
  Investment in oil and gas properties, net    87,854         1,206,278
  Investment in oil and gas partnerships       44,832            47,981

  Investment in Ives                             0
  Investment in KEC partnerships                 0
  Property and equipment, net               308,354             337,754
  Notes receivable - related parties         24,786              30,625
     Total other assets                     465,826            1,622,638

                                           $855,680           $1,890,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable -                            $16,548              $9,200
  Note payable - related parties            278,556             334,333
  Current portion of long-term debt         495,711              93,310

  Current portion of obligations under
  capital leases                             17,341               26,548
  Accounts payable                          281,088              249,177
  Accrued payroll & related taxes           102,425               84,102
  Accrued interest                           32,747              29,397
  Accrued Expenses                           21,094              75,148
Intercompany                                      0                   0
     Total current liabilities            1,245,510             901,215

Long-term debt, net of current portion      130,110             578,619
Obligations under capital leases,
net of current portion                       10,000              55,017
Minority interest in consolidated
Subsidiaries                                 11,239              13,332
     Total liabilities                    1,396,859           1,548,183


STOCKHOLDERS' EQUITY
  Common stock                            3,671,816           3,660,377
  Additional paid-in capital                      0                   0
  Accumulated deficit                    (3,915,663)         (3,020,370)
  Stock subscriptions receivable           (297,332)           (297,332)
     Total stockholders' equity            (541,179)            342,675

                                           $855,680          $1,890,858

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                  1997      1996

Revenues:
  Product sales                                  $770,626    $404,238
  Distributions from oil and gas partnerships           0       4,875
  Oil and gas sales                                     0         445
     Total revenues                               770,626     409,558

Cost of sales:
  Cost of products sold                           504614    316569
  Oil and gas costs                                    0         0
     Total cost of sales                          504614    316569

     Gross profit                                 266012     92989

Operating expenses                                190131    175970

Income (loss) from operations -37103               75881    (82981)

Other income (expense):
  Interest expense                               (19373)    (58858)
  Litigation settlement                                0         0
  Minority Interest in Earnings of
  Consolidated Oil & Gas Ptsp                          0      (332)
  Miscellaneous income                                 0         0
    Total other income (expense)                  (19373)   (59180)

Income (loss) before income taxes and
extraordinary item                                 56508    (142161)
  Provision for income taxes (benefit)                 0           0

Income before extraordinary item                   56508    (142161)
  Extinguishment of debt, net of income taxes of $0    0          0

Net income (loss)                                  56508    (142161)

Accumulated deficit, beginning                   (3978135)    (2879598)

Accumulated deficit, ending                      (3921627)    (3021759)

Earnings Per Share             0.018702278707243     (0.046109460546459)

WEIGHTED NUMBER OF SHARES OUTSTANDING             3021450   2945894

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 1997 & 1996
                                   (UNAUDITED)

                                              1997         1996

Cash flows from operating activities:
  Net income (loss)                          56508          (141839)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization        9060            16085
   Extinguishment of debt                                              0
   Changes in operating assets and liabilities:
    Accounts receivable                           123349          182595
    Inventories                                   (21300)        22768
    Other current assets                           30525            31188
    Other assets                                      0               0
    Accounts payable                              (27169)        (23990)
    Other current liabilities                     (54612)          7259
      Cash flows from operating activities        116361          61298

Cash flows from investing activities:
 Distributions from Unconsolidated Gas &
 Oil Partnerships                                     0              4875
  Decrease in notes receivable - related parties      0              1500
  Purchase of property and equipment               4660            (1364)
  Sale of Stock                                       0            11215
      Cash flows from investing activities         4660            16226

Cash flows from financing activities:
  Increase (decrease) in notes payable -
  related parties                                  1725           (11623)
  Proceeds short, long-term debt                   (95993)        (37598)
  Payments on long-term debt                      (14816)         (22305)
  Payments on obligations under capital leases         (5999)      (3000)
     Cash flows from financing activities        (115083)         (74526)

Increase (decrease) in cash                       (3382)            2998

Cash, beginning                                   23643             9421

Cash, ending                                      20261            12419