Form 10QSB
period 1997-09-30
KENSINGTON CO INC
filed 1998-06-03
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-QSB

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities exchange Act of 1934

For Quarter Ending September 30, 1997

Commission File Number #33-38119-C

                       THE KENSINGTON COMPANY, INC.

          (Exact name of registrant as specified in its charter)

Minnesota                                          41-1610632
(State or other                              (IRS Employer
 jurisdiction of                             Identification No.)
 incorporation)

Suite 654 Interchange Tower, 600 S. Hy. 169, Minneapolis,

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

     Weighted Number of Shares are 3,021,450  of common stock no par value.

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


Item 2.   Management's Discussion and Analysis of Financial

                  Condition and Results of Operations


Results of Operations
For the quarter being reported on, the company had revenues of $604k as compared to $457k for the same period in 1996. During the quarter the company incurred an operating loss of $28k as compared to a profit of $6k for 1996. The loss for the quarter stems from higher than normal operating expenses to cover the annual audit fees and the costs of obtaining a new mortgage.For the year, revenues are up over 53% over those of 1996. This increase is due to the fact that in 1996 the company's largest customer had a change in management structure, which resulted in a lag in receiving orders. A strong backlog of orders still remains and management is confident of a return to overall profitabilty for the 4th quarter and for the year. As was stated at the end of 1996, the company has written off virtually all its oil & gas operations, thus the large discrepancy in total assets. As stated above the company was able to complete a mortgage financing program to pay off a portion of the debt coming due. Management has also convinced some of the largest debt holders to extend the amounts due them for a three year period. There still exists a significant amount of debentures which mature in the next twelve months, which could cause a severe cashflow problem. Management is continuing to work with these holders to achieve extensions to the due dates.

Liquidity and Capital Resources
For the quarter, the Company had a net loss from operations of $28k. Management of the Company is of the opinion that the Company will achieve an operating profit for the 4th quarter. During the period stated the Registrant did not sell to directors, management and others, any common stock.

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



                          Mark Haggerty
                          Mark Haggerty

                         Chief Executive Officer

                                   Jeff Etten
                                   Jeff Etten, C.F.O.

Dated:  February 17, 1998
                       Minneapolis, Minnesota

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                             1997         1996
ASSETS
Current assets:
  Cash                                      $106,683   $12,241
  Accounts receivable                        214,159   176,379
  Inventories                                208,370   173,798
  Other current assets                        86,418    44,915
     Total current assets                    615,630   407,333

Other assets:
  Investment in oil and gas properties, net       85,043    1,206,278
  Investment in oil and gas partnerships          44,832       47,981
  Investment in Ives                                   0
  Investment in KEC partnerships                       0
  Property and equipment, net                     299,516   329,822
  Notes receivable - related parties              24,125     74,536
     Total other assets                           453,516    1,658,617

                                               $1,069,146   $2,065,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable -                                  $53,857   $49,247
  Note payable - related parties                  299,041   334,333
 Current portion of long-term debt                375,633    93,310
  Current portion of obligations under
  capital leases                                  13,341     26,548
  Accounts payable                               264,490    397,158
  Accrued payroll & related taxes                125,360     79,274

  Accrued interest                               29,412     25,830
  Accrued Expenses                               20,255     91,085
Intercompany                                          0          0
     Total current liabilities                1,181,389  1,096,785

Long-term debt, net of current portion          442,849   543,450
Obligations under capital leases, net
of current portion                               10,000     45,017
Minority interest in consolidated Subsidiaries   11,239     13,332
     Total liabilities                        1,645,477    1,698,584


STOCKHOLDERS' EQUITY
  Common stock                                  3,692,923    3,660,377
  Additional paid-in capital                            0            0
  Accumulated deficit                          (3,971,922)  (3,040,591)
  Stock subscriptions receivable                 (297,332)    (252,420)
     Total stockholders' equity                  (576,331)     367,366

                                                $1,069,146   $2,065,950

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                  1997       1996

Revenues:
  Product sales                                $604,618   $457,149
  Distributions from oil and
  gas partnerships                                    0         0
  Oil and gas sales                                 513       513
     Total revenues                             605,131   457,662

Cost of sales:
  Cost of products sold                        400991   294136
  Oil and gas costs                                 0         0
     Total cost of sales                       400991   294136

     Gross profit                              204140   163526

Operating expenses                             232140   157397

Income (loss) from operations                  (28000)    6129

Other income (expense):
  Interest expense                             (38693)  (26350)
  Litigation settlement                             0         0
Minority Interest in Earnings of Consolidated
Oil & Gas Ptsp                                  32446    32446
  Miscellaneous income                              0         0
    Total other income (expense)               (39015)  (26672)

Income (loss) before income taxes and
extraordinary item                             (67015)  (20221)
  Provision for income taxes (benefit)              0         0

Income before extraordinary item               (67015)  (20221)
  Extinguishment of debt, net of
  income taxes of $0                               0         0

Net income (loss)                              (67015)    (20221)

Accumulated deficit, beginning               (2879598)  (2879598)

Accumulated deficit, ending                  (2946613)  (2899819)

Earnings Per Share             (0.022123302210283)    (0.0065586159474818 )

WEIGHTED NUMBER OF SHARES OUTSTANDING         3021450  2945894

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED SEPTEMBER 30, 1997 & 1996
                                   (UNAUDITED)

                                                     1997       1996

Cash flows from operating activities:
  Net income (loss)                                 (67015)   (20221)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization          12286     10467
   Extinguishment of debt                                          0
   Changes in operating assets and liabilities:
    Accounts receivable                             (28234)   (68606)
    Inventories                                     (27229)   (33185)
    Other current assets                            (83991)   (37500)
    Other assets                                      3472         0
    Accounts payable                                (16598)   (147981)
    Other current liabilities                         18761      7542
      Cash flows from operating activities          (188548)     6478

Cash flows from investing activities:
 Distributions from Unconsolidated Gas &
 Oil Partnerships                                     0               0
  Decrease in notes receivable - related parties    661               0
  Purchase of property and equipment                667            2535
  Sale of Stock                                       0
      Cash flows from investing activities           (6)           2535

Cash flows from financing activities:
  Increase (decrease) in notes
  payable - related parties                       20485               0
  Proceeds short, long-term debt                  365000          40047
  Payments on long-term debt                     (106921)       (40568)
  Payments on obligations under capital leases     (3600)        (3600)
     Cash flows from financing activities         274964         (4121)

Increase (decrease) in cash                       86422            (178)

Cash, beginning                                    20261           12419

Cash, ending                                      106683           12241