Form 10QSB
period 1998-03-31
KENSINGTON CO INC
filed 1998-08-27
CIK 854608

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                          16,808
[SECURITIES]                                         0
[RECEIVABLES]                                  642,274
[ALLOWANCES]                                         0
[INVENTORY]                                    192,366
[CURRENT-ASSETS]                               870,205
[PP&E]                                         307,051
[DEPRECIATION]                                  15,028
[TOTAL-ASSETS]                               1,347,898
[CURRENT-LIABILITIES]                        1,090,409
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     3,664,383
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,347,898
[SALES]                                        897,059
[TOTAL-REVENUES]                               897,245
[CGS]                                          587,233
[TOTAL-COSTS]                                  587,233
[OTHER-EXPENSES]                               229,634
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (50,430)
[INCOME-PRETAX]                                 29,948
[INCOME-TAX]                                    29,948
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    29,948
[EPS-PRIMARY]                                     0.01
[EPS-DILUTED]                                     0.01