Form 10QSB
period 1998-06-30
KENSINGTON CO INC
filed 1998-08-27
CIK 854608

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                         124,095
[SECURITIES]                                         0
[RECEIVABLES]                                  316,329
[ALLOWANCES]                                         0
[INVENTORY]                                    202,366
[CURRENT-ASSETS]                               659,734
[PP&E]                                         396,351
[DEPRECIATION]                                  26,102
[TOTAL-ASSETS]                               1,134,357
[CURRENT-LIABILITIES]                          794,306
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     3,671,883
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,134,357
[SALES]                                        933,764
[TOTAL-REVENUES]                               933,764
[CGS]                                          621,740
[TOTAL-COSTS]                                  621,740
[OTHER-EXPENSES]                               253,604
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (17,402)
[INCOME-PRETAX]                                 41,402
[INCOME-TAX]                                    41,402
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    41,018
[EPS-PRIMARY]                                     0.01
[EPS-DILUTED]                                     0.01