Form 10-K
period 1996-12-31
KENSINGTON CO INC
filed 1998-09-21
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Filed pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 1997, file # 33-38119-C

KENSINGTON INTERNATIONAL HOLDING CORPORATION formerly known as
THE KENSINGTON COMPANY , INC.
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

Yes xNo__

The number of shares outstanding of each class of the registrant's common stock as of December 31, 1997 was 3,187,450 shares.

The estimated market value on December 31, 1997 of the voting stock held by non-affiliates of the registrant was $796,615 based upon recent private transactions at $.25 per share. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "KNSC".


Exhibit Index on the Sequential page 15
DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX
      Description of Business

THE KENSINGTON COMPANY, INC. was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "KNSC". At present the Company has approximately 300 shareholders. Kensington owns 100% of two operating companies, namely, Ives Design, Inc., a Minnesota corporation, and American Gas Corporation, a Nevada corporation. Kensington also owns three non-operating "shell" corporations, namely, I-Med Software,Inc., Interchange Medical ,Inc. both Minnesota corporations and Kensington American Gas Drilling #1, a Minnesota LLC. Additionally, the Company owns a minority limited interest in an oil and gas partnership. During 1995, the Minnesota Secretary of State requested that the Company charge its name because it was too similar to another company's name. The name change was approved by Kensingtons' shareholders during 1996 and the name was changed to "Kensington International Holding Corporation" during 1997.

The Kensington Company, as stated above, is comprised of:

A. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures incorporate acrylic, glass and or metal. The company provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 1997 Ives employed 24 full time employees.


Significant markets, customers and suppliers

Ives
     While the loss of the largest customer would have an adverse effect on the Company such an event is unlikely since they have continued to utilize the Company more and more. Through expanded sales efforts the Company has reduced the sales to its largest customer as a percent of total sales to 84% in 1997. The Company presently has no contractual commitments with any customers but works against purchase orders for its sales.

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

    During 1994 and 1995 most of American Gas' operations were shut down because the Company could not find good operators. Subsequent testing by Tauren Exploration concluded it was not feasible to extract the gas in the eastern Kentucky fields. Therefore Kensington has written off virtually all the assets associated with its eastern Kentucky fields as of December 31, 1996. The Company continues to receive revenues on a regular schedule from its interests in Texas, Arkansas and Oklahoma oil & gas wells.

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

Company Direction:
     Ives Design Inc.
      It is management's intention to continue to expand Ives through sales to new customers, expanding sales to existing customers by providing high levels of service and quality and through acquisitions.

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


 Kensington American Gas Drilling #1
This is an inactive entity.

New Opportunities
     It is also management's intention to continue to obtain equity interests in other corporations in return for the Company's management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment as was concluded in the past.
The company also has an equity interest in Netgates which owns a portion of the Ocean Manor Resort in Ft. Lauderdale, Florida. The companyalso has an interest in Maxwell Rand Holdings and Netcast Radio Networks, Inc.

Item 2.  Description of Property
     At present, the Company's principal office is located at 600 S. Highway 169, Suite 654, Interchange Tower, Minneapolis, Minnesota, 55426, occupying approximately 700 square feet and utilized entirely for executive offices. The lease was entered into in March 1997. The space is rented under a written lease which provides for payment of rent at a monthly rate of $1,324 and runs through March 2000.

     As a result of its acquisition of Ives, the Company owns two buildings. One building has 25,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,500 square feet are utilized for offices and 23,000 square feet for manufacturing. There is also a 7,200 square foot storage building.

Item 3:  Legal Proceedings
There are no legal proceedings that the management is aware of at this time.

Item 4:  Submission of matters to a vote of Security Holders

    None

PART II
Market for Registrant's Common Equity and Related Stock-holder matters.

Item 5:   Market for the Common Equity and Related Stockholder Matters
    During 1997 the stock was quoted at a low of $.03 to a high of $.43. On December 31, 1997 the stock was quoted at a bid of $.062 with an asking price of $.25. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.
(a) Market Information

The Registrant's securities are traded on the Bulletin Board as "KNSC".

(b) Holders
At December 31, 1997 there were approximately 300 shareholders of record including people who held stock in "street name".
(c) Dividends
The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.


Item 6:  Management's Discussion and Analysis of Operations
Selected Financial Information:
                             1997              1996
Total Revenue               $3,151,241      $2,591,259
Cost of Sales                2,008,436      1,699,218
Gross Profit                $1,142,805      $892,041
Operating Expense            951,316         814,848
Inc (Loss) from Operations  $191,489        $77,193

Other Income (Expense)     (155,103)       ( 130,591)
Provision for Income Tax
Extraordinary Item                        (1,025,916)

Net Income (Loss)           $  40,386      $(1,079,314)

As noted above, the Company produced a net income from Operations of $191k in 1997 as compared to $77k in 1996. The increase in gross profit is explained further under the Ives Design discussion. 1997's net income of $40k compares favorably to 1996's loss of $1,079k, which included a one time writeoff for the impairment of the gas assets of $1.02k. The company was able to obtain a mortgage for its Ives Design property toward the end of 1997. These proceeds were used to pay off a portion of the long term debt due from Kensington. This accounts for the decrease in current debt from 1996 to 1997. Still of concern is a significant portion of long term debt which becomes due in the first part of 1998. The company is continuing to negotiate an extension to this debt, but there are no guarantees this effort will be successful.

Ives Design Inc.
1997 was a year of continued growth for the company. Sales grew approximately 22% from 1996 to 1997. With the addition to the sales force Ives was able to reduce the percent of sales made to its largest customer by approximately 2%. Sales were constant throughout 1997 as compared to 1996 which had a much lower second quarter sales total. This slow down was due to a change at the company's largest customer regarding how purchase orders were released. The change caused PO's to be held which impacted production. The addition of the mortgage in 1997 caused an increase in interest expense for the year. Overall net income as a percent of sales increase d from 10% to 11.1% in 1997. This increase was due mainly to revenues being more consistent which allowed the company to control overtime.

American Gas Corporation
As was mentioned earlier, the company took a $1.02M writedown on the assets of American Gas in 1996. This writedown was a direct result of Tauren Explorations' additional testing and analysis on the Rosewood field which concluded it was not economically feasible to extract the gas reserves in that field.

Item 7:  Financial Statements
    The Consolidated financial statements of the Company are included herin following the signatures, beginning at page F-1.

Item 8:  Changes and Disagreements with Accountants on Accounting and Financial Disclosures
     None
Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons
MANAGEMENT
          The executive officers and Directors of the Company are as follows:
Name                              Age               Position

Keith A. Witter                   50               Director

Mark Haggerty                     50               Chief Executive
                                                   Officer & Director
Keith Bernhardt                   76               Director

Dr. Graeme Wallace                56               Director

Holly Callen Hamilton             49               V. P. & Secretary

Mike Nakonechny                   70               Chairman

Jeff Etten                        41               Chief Financial
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

Compensation Pursuant to Plans
Stock Options

The Company has adopted an incentive stock option plan which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company's common stock on the date of grant of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors. On May 1, 1993 the Board of Directors authorized issuance of 211,000 options to purchase a like amount of shares at a price of $2.625 per share, for a period of three years from the date of issuance, to certain directors, officers, employees, and former employees of the Company and this grant was extended to January 1, 1997. On March 17, 1995 the Company's board authorized the issuance of options at $.32 for a period of five years. The bid on March 17 was $.125 and the asking price was $.375. The 10,000 options authorized to the employees of Ives Design, Inc. on May 1, 1993 was withdrawn and the Board on March 17, 1995 authorized 50,000 options to the 20 employees of Ives Design, Inc. at $.32 for five years bringing the total of authorized options to 251,000. In addition each director, the CFO and the corporate secretary were authorized to receive 50,000 options each at $.32 for five years provided Mark Haggerty surrendered 75,000 of his warrants, and each of the other four directors, the CFO and the Secretary agreed to surrender 50,000 warrants issued on February 14, 1995 which they agreed to do. This brought the number of authorized options up to 601,000. The Board authorized the exchange of 29,700 options in return for 29,700 warrants bringing the total number of authorized options outstanding to 581,872 out of 750,000.

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

     NAME               Shares     Percentage

Dennis Krause          226,722          7%
7733 Quincy St.
Spring Lake Park,
Minnesota  55432

Keith Bernhardt       161,104           5%
107 Cliffmore Rd
W. Hartford, CT
06107

Bernard M.S. Kegan     170,525          6%
1805 Eagle Ridge Dr.
#10 West Court
Mendota Heights,
Minnesota  55118

G. Wallace            162,500           5%
151 Yonge St.
Toronto, Canada

      All Officers, key     650,420         21%
persons & directors as a
Group, eight persons (1) (2)

(1) Includes shares issued to the Joan Witter Trust and the Witter Family Trust wherein Keith A. Witter, the Company's Chairman, surrendered his control and right to vote.
(2) Does not include Bernard M.S. Kegan.

Item 13. Certain Relationships and Related Transactions.

CERTAIN TRANSACTIONS
     In connection with the Company's 1992 acquisition of American Gas, the Company assumed certain obligations of American Gas. Among these obligations was the issuance of the Company's securities (as described more fully below) to creditors and investors who participated in a series of oil and gas drilling partnerships promoted by Liberty National Corporation ("Liberty"), a defunct corporation whose assets American Gas acquired in a sale approved by the Superior Court of the State of California, Orange County. These conditions were changed by Court Order of May 3, 1994 where the 634 Liberty National investors are to receive 125,000 shares and 1,000,000 Class A Liberty Warrants as described herein. These Class A Liberty Warrants are subject to redemption at the sole option of the Company at any time commencing three months after their issuance, at a redemption price of $.001 per Class A Liberty Warrant. The Company shall give thirty days' written notice to all holders of the Liberty Warrants of such redemption, during which time the holder shall have the right to exercise such Warrant. Upon notice of redemption to the warrant holders and the warrant holders failure to exercise their right of conversion, the

Company shall, upon surrender and delivery of the warrant certificates to the Company or its transfer agent, pay the warrant holder a sum equal to the $.001 redemption price per warrant times the number of warrants surrendered. At the date of drafting this 10-KSB, no Liberty Warrants have been either issued or exercised. In connection with the conversion of certain debts and obligations, the Company issued Class B Investor Warrants to purchase an aggregate of 538,933 shares of common stock. These Class B Investor Warrants are exercisable at any time through January 1, 1997 (extended by Board action from November 1995). Approximately 7% (39,424 warrants) were issued for services rendered: and 93% ( 499,509 warrants) were issued in connection with the private placement of the Company's securities. As of the date of this 10-KSB, no Class B Investor Warrants have been exercised pending an order by both the California and Kentucky courts authorizing Kensington to do so.

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

Warrants
     Between March 1994 and December 31, 1995 the Company issued a total of 651,950 Class A Warrants to individuals for services rendered. These warrants allow the individual to purchase one share of common stock at a price of between $.50 and $3.00 per share. These warrants have various expiration dates between February 1999 and September 2000.

     During the year ended December 31, 1992 and the period ended June 30, 1993, the Company authorized the issuance of warrants (the "Class B Investor Warrants") to purchase an aggregate of 538,933 shares of common stock to certain investors in consideration for the conversion of debt and obligations, for services rendered and in private transactions. The Class B Investor Warrants were issued, subject to the terms and conditions of certain Warrant Agreements.

The following description of the Class B Investor Warrants is not complete and is qualified in all respects by the Warrant Agreement which is filed as an exhibit to the Registration Statement of which this Prospectus is a part.

     Each Class B Investor Warrant entitles the holder thereof to purchase one share of common stock at any time on or before January 1, 1997 for $3.00. Each Class B Investor Warrant contains anti-dilution provisions upon certain events, and is not subject to redemption. All Class B Investor Warrants not exercised will expire at 5:00 P.M. Mid-West time on January 1, 1997. Holders of Class B Investor Warrants will not, as such, have any of the rights of shareholders of the Company.
     On September 11, 1992, the Company authorized the issuance of an aggregate of 800,000 warrants to the creditors/investors of Liberty (the "Class A Liberty Warrants"). The Class A Liberty Warrants were issued in connection with the sale of certain of Liberty's assets to the Company through and by virtue of the Company's acquisition of American Gas. These Liberty Warrants are issued subject to the terms and conditions of certain Warrant Agreements. The foregoing description of the Liberty Warrants is not complete and is qualified in all respects by the Liberty Warrant Agreement which is filed as an exhibit to the Registration Statement of which this Prospectus is a part.
     Each Class A Liberty Warrant entitles the holder thereof to purchase one share of the Company's common stock and one Class C Liberty Warrant at any time on or before six months from the date this Registration Statement is declared effective, for $2.50. Each Liberty Warrant contains anti-dilution provisions. At any time commencing three months from their issuance upon 30 days' written notice, the Company may redeem all, but not less than all, unexercised Class A Liberty Warrants for $.001 per warrant. Holders of Class A Liberty Warrants will not, as such, have any of the rights of shareholders of the Company. These Class A warrants were increased by California Court Order on May 3, 1994 from 800,000 to 1,000,000. All of the other terms and conditions remain the same.
     The Class C Liberty Warrants are issuable upon conversion of the Class A Liberty Warrants, and entitle the holder thereof to purchase one share of the Company's common stock for $7.00 per share, at any time on or before three years from issuance thereof. The Class C Liberty Warrants contain anti-dilution provisions, are not subject to redemption by the company. and do not, as such, confer upon the holder thereof any of the rights of shareholders of the company.
     Pursuant to the terms of the Class B Investor Warrant Agreement, the Class A Liberty Warrant Agreement, and the Class C Liberty Warrant Agreement (collectively, the "Warrants"), the Company is obligated to undertake, on a good faith basis, to register under the Act and the applicable state securities acts, the shares of common stock underlying the Warrants and to keep such Warrants, at the Company's expense. In certain cases, the sale of securities by the Company upon the exercise of the Warrants could violate the securities laws of the United States, certain states, or other jurisdictions. The Company will not be required to honor the exercise of any of the Warrants if, in the opinion of counsel to the Company, the sale of securities upon such exercise would be unlawful.
     On August 15, 1994 the company issued 75,000 Class E Warrants to certain individual investors. These warrants allow the person to purchase one share on the company's common stock at a price of $1.00 per share. These warrants expire on August 15, 1998.


Convertible Debentures:
As of December 31, 1997 the company had $431k of convertible debentures outstanding. Of this total, $176k is secured by real estate of Ives Design Inc.

Item 14. Exhibits and Reports on Form 8-K


     (A) Exhibits     See "Exhibit Index" on the page
                              following the Financial Statements.

     (B) Reports on Form 8-K   None.

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director

Dated: June 1, 1998



Mike Nakonechny              Chairman
By: Mike Nakonechny
Dated: 7 July, 1998

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director


Keith Bernhardt                Director
By: Keith Bernhardt
Dated: 6/20, 1998

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director

Graeme WallaceDirector
By: Graeme Wallace
Dated: July 27, 1998

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director

Keith WitterDirector
By: Keith Witter
Dated: 6-21, 1998

THE KENSINGTON COMPANY, INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 1997

INDEX

ITEMPAGE


PART I

1. Description of Business.................................... 1
2. Description of Property.....................................3
3. Legal Proceedings...........................................3
4. Submission of matters to vote of shareholders...............4

PART II

5. Market for Common equity & related stockholder matters..... 4
6. Management's discussion & analysis of Operations............4
7. Financial statements .......................................F-1
8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure....................................5


PART III

9. Directors, Executive Officers, Promoters and Control Persons
   of the Company...............................................5
10 & 11 Executive compensation..................................7
12. Security ownership of certain beneficial owners and
    management...............................................   8
13. Certain relationships & related transactions................9
14. Descriptions of securities.................................10
15. Exhibits and reports on Form 8-K...........................12
16. Signatures.................................................13

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

*Filed as exhibits to Company's registration 33-38119-C to the SEC

**Filed as part of Form 8-K to SEC on 2-12-93

***Filed as an exhibit to Form 10-K filed on June 1993.

All 10-Qs, 8-ks and amendments, S-8s and 10-Ks and 10-KSBs filed since 1989 are incorporated herein by reference.



THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
JUNE 30, 1997 AND 1998
(UNAUDITED)

                                        1997     1998
ASSETS
Current assets:
Cash                                   $20,261     $124,095
Accounts receivable                    185,925     316,329
Inventories                            181,141     202,366
Other current assets                   2,527       16,944
Total current assets                   389,854     659,734

Other assets:
Investment in oil and gas properties, net     87,854     0
Investment in oil and gas partnerships        44,832     29,175
Investment in Ives                                 0
Investment in KEC partnerships                     0
Property and equipment, net                  308,354     396,351
Loan Fees, Net                                           28,472
Notes receivable - related parties           24,786     20,625
Total other assets                           465,826    474,623

                                            $855,680     $1,134,357

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
Line of Credit                              $16,548     $0
Note payable - related parties              278,556     207,655
Current portion of long-term debt           495,711     35,581
Current portion of obligations under capital
leases                                      17,341      25,340
Accounts payable                            281,088     268,032
Accrued payroll & related taxes             102,425     155,725
Accrued interest                            32,747      37,852
Accrued Expenses                            21,094      64,121
Intercompany                                     0      0
Total current liabilities                 1,245,510     794,306

Long-term debt, net of current portion     130,110     762,968
Obligations under capital leases, net of
current portion                             10,000     10,000
Minority interest in consolidated
Subsidiaries                                11,239     0
Total liabilities                        1,396,859     1,567,274


STOCKHOLDERS' EQUITY
Common stock                             3,671,816     3,671,883
Additional paid-in capital                       0     0
Accumulated deficit                    (3,915,663)     (3,856,248)
Stock subscriptions receivable           (297,332)     (248,552)
Total stockholders' equity               (541,179)     (432,917)

                                          $855,680     $1,134,357


THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
(UNAUDITED)

                                            1997          1998

Revenues:
Product sales                             $1,633,884     $1,830,823
Oil and gas sales                                  0          186
Total revenues                             1,633,884     1,831,009

Cost of sales:
Cost of products sold                      1,075,539     1,208,973
Oil and gas costs                                  0          0
Total cost of sales                        1,075,539     1,208,973

Gross profit                                 558,345     622,036

Operating expenses                           418,650     483,238

Income (loss) from operations                139,695     138,798

Other income (expense):
Interest expense                             (73,391)     (67,832)
Miscellaneous income                                0     0
Total other income (expense)                 (73,391)     (67,832)

Income (loss) before income taxes and
extraordinary item                             66,304     70,966
Provision for income taxes (benefit)                0     0

Income before extraordinary item               66,304     70,966
Extinguishment of debt, net of income
taxes of $0                                         0     0

Net income (loss)                              66,304     70,966

Earnings Per Share                              $0.02     $0.02
WEIGHTED NUMBER OF SHARES OUTSTANDING       3,021,450     3,163,340


THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 & 1998
(UNAUDITED)

                                                 1997        1998

Cash flows from operating activities:
Net income (loss)                                $9,794     $70,966
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
Depreciation, depletion and amortization         13,792     41,130
Changes in operating assets and liabilities:
Accounts receivable                            (86,889)     158,451
Inventories                                      33,385     (12,440)
Other current assets                           (26,514)     27,690
Other assets                                          0     9,913
Accounts payable                                  1,256     (42,950)
Other current liabilities                       103,448     68,391
Cash flows from operating activities             48,272     321,151
Cash flows from investing activities:
Decrease in notes receivable - related parties        0     500
Purchase of property and equipment                5,304     28,494
Sale of Stock                                         0     7,500
Cash flows from investing activities              5,304     (20,494)
Cash flows from financing activities:
Increase (decrease) in Line of Credit                 0     (148,099)
Increase (decrease) in notes payable - related
parties                                         (4,126)     (30,562)
Proceeds short, long-term debt                        0     38,891
Payments on long-term debt                      (9,708)     34,451
Payments on obligations under capital leases    (21,677)     12,526
Cash flows from financing activities           ($35,511)     ($186,747)
Increase (decrease) in cash                      $7,457     $113,910

Cash, beginning                                  16,186     10,185

Cash, ending                                    $23,643     $124,095