Form 10QSB
period 1998-09-30
KENSINGTON CO INC
filed 1998-12-14
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending September 30, 1998

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

Weighted Number of Shares are 3,163,340 of common stock no par value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based upon orders, estimated cost savings and savings that may be generated from restructuring. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-QSB.


Part I.  Financial Information

     Quarter Ended  September 30, 1998

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

Item 1.  Financial Statements

     The balance sheet of The Kensington Company, Inc. (the "Company") as of the Quarter stated above, and the related statement of income and changes in financial position thereto are incorporated herein by reference to the Company's quarterly report.

Item 2.   Management's Discussion and Analysis of
Financial                     Condition and Results of Operations


Results of Operations
For the quarter, revenues totaled $739k. This represents a 22% increase over revenue for the same period for 1997. Gross profits totaled $270k as compared to $204k for the previous year. Net income for the quarter totaled $25k, as compared to a $67k loss for the same period in 1997. Year to date revenues for 1998 are up 15% over those of 1997. Net income for year to date 1998 is $96k as compared to a loss of $1k for 1997. Revenues continue to be strong from existing customers, which seems to parallel the economy. We have also continued to expand sales to new customers. The backlog of customer PO's as of the end of the quarter is approximately $1.1M. Therefore we expect the 4th quarter to exceed 1997 level.


Liquidity and Capital Resources
     For the quarter, the Company had a net income from operations of $53k. The company has been able to meet its debt obligations and has restructured or repaid the remaining debentures which had come due.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
None

Item 5.  Other Information -
During the third quarter of 1998, the sale and transfer of the corporate shell and some of the assets of American Gas Corporation was completed. This transaction was started in March, 1998, but was not completed until July, 1998. During 1996, $1.02 million dollars of American Gas Corporation's assets were written down leaving only $173 in assets on the books of American Gas Corporation. This write down was mentioned in the Company's 10-KSB, Item 6, for both 1996 and 1997. American Gas Corporation is now known as PowerSource Corp. and is registered as an Electric Service Provider by the State of California, a Renewable Energy Provider, and as a Wholesale Electric Power and Energy Transactions Marketer and Public Utility Company by the Federal Energy Regulatory Commission. The Company will retain just under 10% ownership of PowerSource Corp. and has options and preferred stock to purchase approximately five percent more of PowerSource (there may be dilution). In addition, PowerSource is expected to pay the Company $3,000 a month for five years as a consultant.

The Kensington Company, Inc. has also been using the name "Kensington International Holding Corporation" The Minnesota Secretary of State's office has informed the Company that the state made a mistake when it allowed the Company to change it's name from Select Gas, Inc. to the "The Kensington Company, Inc." and it has requested that the Company change its name to Kensington International Holding Corporation.



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

                                   THE KENSINGTON COMPANY, INC.

                                   Mark Haggerty
                                   Mark Haggerty
                                   Chief Executive Officer

                                   Jeff Etten
                                   Jeff Etten, C.F.O.

Dated:  November 02, 1998
        Minneapolis, Minnesota

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1997 AND 1998
(UNAUDITED)

                                        1997     1998
ASSETS
Current assets:
Cash                                   $106,683     $17,210
Accounts receivable                    214,159     318,963
Inventories     `                      208,370     254,366
Other current assets                   86,418     40,407
Total current assets                   615,630     630,946

Other assets:
Investment in oil and gas properties, net     85,043     0
Investment in oil and gas partnerships        44,832     29,175
Investment in Ives                            0
Investment in KEC partnerships                0
Property and equipment, net                   299,516    386635
Loan Fees, Net                                           23,972
Notes receivable - related parties            24,125     18,125
Total other assets                            453,516    457,907

                                              $1,069,146 $1,088,853

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
Line of Credit                               $53,857     $0
Note payable - related parties               299,041     196259
Current portion of long-term debt            375,633     33160
Current portion of obligations under
capital leases                               13,341      24340
Accounts payable                             264,490     273770
Accrued payroll & related taxes              125,360     152087
Accrued interest                             29,412      38940
Accrued Expenses                             20,255      20021
Intercompany                                 0           0
Total current liabilities                    1,181,389   738,577

Long-term debt, net of current portion       442,849     759010
Obligations under capital leases, net
of current portion                           10,000      10000
Minority interest in consolidated
Subsidiaries                                 11,239      0
Total liabilities                            1,645,477   1,507,587


STOCKHOLDERS' EQUITY
Common stock                                 3692923     3671883
Additional paid-in capital                   0           0
Accumulated deficit                          -3971922    -3842065
Stock subscriptions receivable               (297,332)   (248,552)
Total stockholders' equity                   (576,331)   (418,734)

                                             $1,069,146  $1,088,853

THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1998
(UNAUDITED)

                                             1997        1998

Revenues:
Product sales                                $604,618    $738,884
Oil and gas sales                            513         0
Total revenues                               605,131     738,884

Cost of sales:
Cost of products sold                        400991     468615
Oil and gas costs                            0          0
Total cost of sales                          400,991    468,615

Gross profit                                 204,140    270,269

Operating expenses                           232,140    216,883

Income (loss) from operations                (28,000)   53,386

Other income (expense):
Interest expense                             -38693     -38668
Minority interest in earnings of
Consolidated Oil & Gas Ptsp                  (322)
Miscellaneous income                         0          10,000
Total other income (expense)                 (39,015)   (28,668)

Income (loss) before income taxes and
extraordinary item                           (67,015)   24,718
Provision for income taxes (benefit)         0          0

Income before extraordinary item             (67,015)   24,718
Extinguishment of debt, net of income
taxes of $0                                  0          0

Net income (loss)                            (67,015)   24,718

Earnings Per Share                           ($0.02)     $0.01
WEIGHTED NUMBER OF SHARES OUTSTANDING        3,021,450   3,163,340





THE KENSINGTON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED SEPTEMBER 30, 1997 & 1998
(UNAUDITED)

                                                  1997     1998

Cash flows from operating
activities:
Net income (loss)                               ($67,015)     $24,718
Adjustments to reconcile net income (loss)
to cash flows from operating
activities:
Depreciation, depletion and amortization         12286       14365
Changes in operating assets and
liabilities:
Accounts receivable                              -28234       -2643
Inventories                                      -27229        -52000
Other current assets                             -83991        -23463
Other assets                                     3472          4500
Accounts payable                                 -16598       5738
Other current liabilities                        18,761        (46,650)
Cash flows from operating activities             (188,548)     (75,435)

Cash flows from investing
activities:
Decrease in notes receivable - related
parties                                         661       2500
Purchase of property and equipment              667       4649
Sale of Stock                                   0         0
Cash flows from investing activities            (6)       (2,149)

Cash flows from financing
activities:
Increase (decrease) in Line of Credit           0         0
Increase (decrease) in notes payable -
related parties                                 20485     -11396
Proceeds short, long-term debt                  365000    0
Payments on long-term debt                      -106921       16905
Payments on obligations under capital leases    (3,600)       1,000
Cash flows from financing activities            $274,964     ($29,301)

Increase (decrease) in cash                    $86,422      ($106,885)

Cash, beginning                                20,261      124,095

Cash, ending                                   $106,683     $17,210