Form 10KSB
period 1998-12-31
KENSINGTON CO INC
filed 1999-05-19
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Filed pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 1998, file # 33-38119-C

KENSINGTON INTERNATIONAL HOLDING CORPORATION formerly known as
THE KENSINGTON COMPANY , INC.
      (Exact name of registrant as specified in charter)

Minnesota                           41-1619632
(State or other jurisdiction    (IRS Employer ID Number)
of organization)

Interchange Tower, Suite 654, 600 S. Hwy 169, Minneapolis, MN 55426 (address of principal executive offices)

Registrant's telephone number is(612) 546-2075

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

Yes xNo__

The number of shares outstanding of each class of the registrant's common stock as of December 31, 1998 was 3,238,750 shares.

The estimated market value on December 31, 1998 of the voting stock held by non-affiliates of the registrant was $404,844 based upon recent private transactions at $.125 per share. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "KNSC".


Exhibit Index on the Sequential page 18

Page 2

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this document which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales and cost savings. The words "believe", "expect", "anticipate", and similar expressions identify forward looking statements. Any forward looking statements involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement. The risks associated with forward looking statements could be caused by anything that occurs in the future.

Description of Business


KENSINGTON INTERNATIONAL HOLDING CORPORATION, formerly known as THE KENSINGTON COMPANY, INC. was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "KNSC". At present the Company has approximately 300 shareholders. Kensington owns 100% of one operating company, namely, Ives Design, Inc., a Minnesota corporation. Kensington also owns 80% or more of four non-operating corporations, namely, I-Med Software,Inc., Interchange Medical ,Inc. both Minnesota corporations, and Kensington American Gas Drilling #1, a Minnesota LLC as well as Bluegrass Management and Operating Company, a Kentucky Corporation. Additionally, the Company owns a minority limited interest in an oil and gas partnership. During 1995, the Minnesota Secretary of State requested that the Company change its name because it was too similar to another company's name. The name change was approved by Kensingtons' shareholders during 1996 and the name was changed to "Kensington International Holding Corporation" during 1997.

The Kensington Company, as stated above, is comprised of:

A. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures incorporate acrylic, glass and or metal. The Company provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 1998 Ives employed 26 full time employees.

Significant markets, customers and suppliers

Ives
     While the loss of the largest customer would have an adverse effect on the Company such an event is unlikely since they have continued to utilize the Company more and more. Through expanded sales efforts the Company has reduced the sales to its largest customer, and its affiliates, as a percent of total sales, to 82% in 1998. The Company presently has no contractual commitments with any customers but works against purchase orders for its sales.

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

B. OIL, GAS, AND ENERGY OPERATIONS
     In 1992 the Company purchased limited and general partnership interests in gas wells in Texas, Arkansas and Oklahoma as well as 100% ownership of American Gas Corporation's gas wells and pipelines in Kentucky.

    During 1994 and 1995 most of American Gas' operations were shut down because the Company could not find good operators. Subsequent testing by Tauren Exploration concluded it was not feasible to extract the gas in the eastern Kentucky fields. In 1998 Kensington sold its' interest in the Tanyard field, located in western Kentucky. Kensington has written off virtually all the assets associated with its eastern Kentucky fields as of December 31, 1996. The Company continues to receive insignificant revenues on a regular schedule from its interests in Texas, Arkansas and Oklahoma oil & gas wells. It is the Company's intention to slowly remove itself from the oil and gas industry.

American Gas Corporation changed its name to PowerSource Corp. on May 12, 1998 and became a licensed Energy Service Provider in California and a Wholesale Electric Power and Energy Transactions Marketer and Public Utility Company licensed by the Federal Energy Regulatory Commission as reported in the Company's 10-QSB for the Quarter ending September 31, 1998. New purchasers were issued new stock and Kensington retains less that ten (10%) percent of the stock in PowerSource. In addition, PowerSource Corp. is to pay Kensington $3,000 a month for five years for consulting but it has been unable to do so and has had to accrue that amount on its financial records.

Regulation of oil and gas
     Although the oil and gas industry is extensively regulated by federal, state and local authorities, these regulations should not impact the Company since the Company has ceased its direct operations.

Competition within the Oil and Gas industry
     Competition in the oil and gas business is intense but this should not affect the Company due to its operational shutdown.

     Company Direction:
     Ives Design Inc.
      It is management's intention to continue to expand Ives through sales to new customers as well as expanding sales to existing customers. Acquisitions and mergers are another mode of growth which Ives is exploring, along with internet E-commerce.

     Equity Acquisition Program

     Kensington intends to expand into internet E-commerce through Interchange Medical, Inc. or through a new subsidiary. Kensington is actively looking for internet opportunities, as is I-Med Software, Inc. Kensington is in discussions with computer hardware and software resellers to jointly market computer furniture through Ives Design, Inc. and Interchange Medical, Inc.

     I-Med Software continues to remain inactive. Kensington is looking into a new internet e-mail technology that would provide a simple solution for sending graphics and voice messages over the internet using e-mail. Kensington has registered the domain names "Simpleemail.com", "Simpleesite.com", and "Simplebuys.com".

     Kensington owns 125,000 shares of Maxwell Rand Holdings, Inc. which has signed a merger agreement with FutureTrak International, Inc. (FTRK, OTC:BB) in which Kensington would receive 125,000 shares of FutureTrak International, Inc. FutureTrak intends to use Maxwell Rand's compression technology to enhance it DIRECTV, internet access, and telephony wireless systems.

     Kensington American Gas Drilling #1, LLC is not an operating company.

     Bluegrass Management & Operating Company holds 242,714 shares of PowerSource Corp. but has no other assets or operations.

     Kensington owns a little over 14,000 shares of Netgates (NTGS, OTC:BB) which owns a major interest in the Ocean Manor Hotel in Ft. Lauderdale, Florida. It is anticipated that a Mexican hotel chain will purchase a majority interest in Netgates.

     Kensington helped found Metropolitan Health Networks (MDPA, NASDAQ) in early 1996 and has a subscription to receive another 12,500 shares of stock. Kensington sold approximately 18,000 shares in 1998 of Metropolitan Health Networks.

     Kensington owns approximately 20% of Netcast Radio Networks, Inc. (727,288 shares) but it is not operating and has no value.

     Kensington holds five year warrants to purchase 90,000 shares of Transplantation Technologies, Inc. (TTI) for ten cents each ($.10). TTI is a biotechnology company which has technology to treat immunologically based diseases.

     Kensington did sign a Letter of Intent, in October, 1998, with a Professor of Psychology, Electrical & Computer Engineering and Ophthalmology for the development of a non-invasive glucose monitor. Kensington has not been able fund this project and may be forced to cancel the Letter of Intent.

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

Item 3:  Legal Proceedings
There are no legal proceedings that management is aware of at this time.

Item 4:  Submission of matters to a vote of Security Holders

    None


PART II
Market for Registrant's Common Equity and Related Stock-holder matters.

Item 5:   Market for the Common Equity and Related Stockholder Matters
    During 1998 the stock was quoted at a low of $.03 to a high of $.56. On December 31, 1998 the stock was quoted at a bid of $.03 with an asking price of $.25 and a sale price of $.125. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

(a) Market Information

The Registrant's securities are traded on the Bulletin Board as "KNSC".

     (b) Holders
At December 31, 1998 there were approximately 300 shareholders of record including people who held stock in "street name".
(c) Dividends
The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

Item 6:  Management's Discussion and Analysis of Operations
Selected Financial Information:
                             1997              1998
Total Revenue               $3,151,241     $3,934,579
Cost of Sales                2,008,436           2,652,620
Gross Profit               $1,142,805         $1,281,959
Operating Expense           951,316             975,204
Loss on impairment of Oil
and Gas Investments                            ( 19,154)
Inc (Loss) from Operations $191,489      $ 287,601
Other Income (Expense)     (155,103)       ( 86,573)
Provision for Income Tax
Net Income (Loss)           $  40,386      $ 201,028


1998 revenues grew 25% over 1997. This was accomplished through increased sales to both new and existing customers. Cost of goods sold increased to 67% of revenue for 1998 as compared to 64% for 1997. This increase was due to increased material, labor and outsourced costs. By keeping operating costs close to 1997 levels the Company was able to increase net income to 5.5% of revenue as compared to 1.3% in 1997. Other income includes the sale of stock from the equity acquisition program, which was outlined earlier. Interest costs were reduced through the reduction of long term debt. In 1998 the remaining long term debt which became due was either paid off or extended for another three years.

Ives Design Inc.
1998 was a year of continued growth for the company. Sales grew approximately 25% from 1997 to 1998. With the addition to the sales force, Ives was able to reduce the percent of sales made to its largest customer and its' affiliates by an additional 2%. Cost of goods sold were up over 1997 levels due to increases in material costs, increased labor costs due to a tight labor market and an increase in the level of outsourcing costs. The Company made a calculated decision to outsource some manufacturing in order to expand business even though margins were adversely affected. By controlling overhead, the Company was able to make up the loss in margin and record higher profits.

Year 2000

Item 7:  Financial Statements
    The Consolidated financial statements of the Company are included herein following the signatures, beginning at page
F-1.

Item 8: Changes and Disagreements with Accountants on Accounting and Financial Disclosures
     None


Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons

MANAGEMENT
          The executive officers and Directors of the Company are as follows:
Name                              Age               Position

Keith A. Witter                 51                 Director

Mark Haggerty                    50             Chief Executive
                                                   Officer &
Director
Keith Bernhardt                77               Director

Dr. Graeme Wallace               57               Director

Holly Callen Hamilton          50               V. P. & Secretary

Mike Nakonechny               71               Chairman

Jeff Etten                     42     Chief Financial Officer

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

Mark Haggerty became an employee of Kensington on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a graduate of the University of Minnesota Law School and is a practicing attorney. From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota. From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc. During the past eighteen years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. Mr. Haggerty is also a Registered Securities Representative. He serves on the Board of Directors of Ives Design, Inc., Star Entertainment, Inc., Island Grill, Inc., and Haggerty and Associates, Inc. Haggerty has been a Director since October 15, 1994. Mr. Haggerty was elected a Commissioner of the Hennepin County Parks in 1996.

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

Item 11:  Executive Compensation
          (a)  Remuneration
Compensation Pursuant to Agreements

     In May 1993 the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as corporate counsel. Mr. Haggerty's salary is $65,000 per year and his law firm, Haggerty & Associates, Inc. is retained at an additional $12,000 per year. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance; is reimbursed expenses incurred on company business; receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. On September 9, 1993 the Board of Directors requested that Mr. Haggerty become the C.E.O.- C.O.O of Kensington and the Chairman and C.E.O. of Ives Design, Inc. Mr. Haggerty has portion of his salary and benefits accrued.

Mr. Etten receives a combined salary from Kensington and Ives of approximately $53,500 a year for acting as C.F.O. of both companies. Mr. Etten also receives vacation and expenses reimbursement.

The directors receive no pay and only get reimbursed for expenses. All of the directors have deferred reimbursement of expenses in order to make sure that production workers are paid first.

Compensation Pursuant to Plans
Stock Options

The Company has adopted an incentive stock option plan which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company's common stock on the date of grant of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors. On March 17, 1995 the Company's board authorized the issuance of options at $.32 for a period of five years bringing the total of issued options to 380,872.

The authorization of options and reduction in warrants were stated in the S-8 filed in October 1995 and again in the PROXY STATEMENT mailed to all of the shareholders by the Transfer Agent on December 20, 1995.

Item 12. Security Ownership of Certain Beneficial  Owners and
Management

PRINCIPAL SHAREHOLDERS
     The following table sets forth information as of December 31, 1998 regarding ownership of the Company's common stock by (i) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (ii) the directors individually, and (iii) all officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

     NAME               Shares     Percentage

Dennis Krause          226,822          7%
7733 Quincy St.
Spring Lake Park,
Minnesota  55432
Keith Bernhardt     176,104              5%
107 Cliffmore Rd
W. Hartford, CT
06107

Bernard M.S. Kegan     177,609          6%
1805 Eagle Ridge Dr.
#10 West Court
Mendota Heights,
Minnesota  55118

G. Wallace             162,500           5%
151 Yonge St.
Toronto, Canada

All Officers, key     669,898         21%
persons & directors as a
Group, eight persons (1) (2)

(1) Includes shares issued to the Joan Witter Trust and the Witter Family Trust wherein Keith A. Witter, a Company Director, surrendered his control and right to vote.
(2) Does not include Bernard M.S. Kegan.

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

Warrants
     As of December 31, 1998 there are 651,950 warrants issued and outstanding at exercise prices of between $.50 and $3.00.

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


Convertible Debentures:
As of December 31, 1998 the company had $431k of convertible debentures outstanding. Of this total, $176k is secured by a second mortgage on real estate of Ives Design Inc.

Item 14. Exhibits and Reports on Form 8-K


     (A) Exhibits. See "Exhibit Index" on the page following the Signatures.

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


THE KENSINGTON COMPANY, INC.

               By: Mark Haggerty_____________________
               Mark Haggerty, C.E.O.- C.O.O. & Director

Dated: April 7, 1999



Mike Nakonechny___              Chairman
By: Mike Nakonechny
Dated: 7 April, 1999



 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty______________________
                    Mark Haggerty, C.E.O.- C.O.O. & Director




Keith Bernhardt___________                Director
By: Keith Bernhardt
Dated: 4/7, 1999

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty_______________________
Mark Haggerty, C.E.O.- C.O.O. & Director

G. Wallace___________Director
By: Graeme Wallace
Dated: April 15, 1999

 SIGNATURES

   Pursuant to the requirements od Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.


THE KENSINGTON COMPANY, INC.

By: Mark Haggerty______________________
Mark Haggerty, C.E.O.- C.O.O. & Director





Keith Witter______________Director
By: Keith Witter
Dated: 4-5, 1999

THE KENSINGTON COMPANY, INC.

FORM 10-KSB

YEAR ENDED DECEMBER 31, 1998

INDEX


ITEMPAGE


PART I

1. Description of Business.................................... 1
2. Description of Property.....................................5
3. Legal Proceedings...........................................6
4. Submission of matters to vote of shareholders...............6

PART II

5. Market for Common equity & related stockholder matters..... 6
6. Management's discussion & analysis of Operations............6
7. Financial statements .................................F-1.&.7
8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure....................................7


PART III

9. Directors, Executive Officers, Promoters and Control Persons
   of the Company...............................................7
10 & 11 Executive compensation..................................9
12. Security ownership of certain beneficial owners and
    management...............................................   10
13. Certain relationships & related transactions................11
14. Descriptions of securities..................................12
15. Exhibits and reports on Form 8-K............................13
16. Signatures..................................................14

    Financial  Statements.......................................F-1


                              Exhibit Index

          Exhibit     Description
            #
      #3    Certificate of Incorporation *
#3.3  By-Laws of Company*
#10   Promissory notes payable***
#10.1 Acquisition of Ives & American Gas**
#10.4 Employment agreements***
#21.1 Form of Common Stock***
#21.2 Form of Warrants & Debentures***

*Filed as exhibits to Company's registration
33-38119-C to the SEC

**Filed as part of Form 8-K to SEC on 2-12-93

***Filed as an exhibit to Form 10-K filed on June 1993.

All 10-Qs, 8-ks and amendments, S-8s and 10-Ks and 10-KSBs filed since 1989 are incorporated herein by reference.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Kensington International Holding Corporation:

We have audited the accompanying consolidated balance sheets of Kensington International Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kensington International Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




LUND KOEHLER COX & ARKEMA, LLP

Minneapolis, Minnesota
January 22, 1999



KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


                                   1998               1997
ASSETS
Current assets:
  Cash                            $72,220           $10,185
  Accounts receivable             563,823           474,780
  Inventories                       195,843           189,926
  Other current assets            22,208           44,634
    Total current assets          854,094           719,525

Other assets:
  Property and equipment, net     295,659           316,975
  Investment in oil and gas
     properties, net              67,927           81,451
  Investment in unconsolidated oil
     and gas partnership          10,000           29,641
  Notes receivable - related
     parties, net               16,625           22,625
  Loan costs, net                32,667           38,383
    Total other assets           422,878           489,075

                                   $1,276,972           $1,208,600

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Line of credit - bank                  $35,000           $148,099
  Notes payable - related parties          124,715           238,217
  Current portion of long-term debt          31,252           71,619
  Current portion of capital lease
     obligations                              16,614           22,835
  Accounts payable                         283,365           310,982
  Accrued expenses                           273,889           189,307
    Total current liabilities              764,835           981,059

Long-term debt, net of current portion     815,615      722,933
Capital lease obligations, net of
     current portion                          5,912           22,526
    Total liabilities                       1,586,362           1,726,518

Stockholders' deficit:
  Common stock, no par value,
     50,000,000 shares authorized,
     3,238,750 and 3,208,750 shares
     issued and outstanding                3,596,883           3,589,383
  Stock subscriptions receivable          (169,552)          (169,552)
  Accumulated deficit                 (3,736,721)          (3,937,749)
    Total stockholders' deficit          (309,390)          (517,918)

                                       $1,276,972           $1,208,600


See accompanying notes to consolidated financial statements.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND
1997


                              1998                    1997
                         Amount     Percent     Amount     Percent

Revenues               $3,934,579      100.0      $3,151,241      100.0

Cost of sales          2,652,620      67.4           2,008,436      63.7

Gross profit          1,281,959      32.6           1,142,805      36.3

Operating expenses          975,204      24.8           951,316      30.2

Loss on impairment of oil
and gas investment          19,154      0.5           0           0.0

Income from operations          287,601      7.3           191,489      6.1

Other income (expense)          (86,573)     (2.2)          (151,103)
(4.8)

Income before income taxes     201,028      5.1           40,386      1.3

Provision for income taxes     0           0.0           0           0.0

Net income                    $201,028      5.1           $40,386      1.3

Basic and diluted earnings per
common share                   $0.06                      $0.01

Shares used in computing basic and
diluted earnings per common
share                        3,234,084                  3,159,640


See accompanying notes to consolidated financial statements.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1998 AND
1997

                                    Stock
           Common Stock          Subscriptions     Accumulated
           Shares     Amount     Receivable          Deficit     Total

Balance -
December
31, 1996    3,042,750  $3,671,848  $(297,332)   $(3,978,135)  $(603,619)

Issuance of
common stock,
net of related
costs     171,500      44,125      --               --          44,125
Issuance of
shares for
services and
other     10,000      700           --               --           700
Issuance of
shares for
retirement
of debt     7,000      490           --               --          490
Cancellation of
stock
subscriptions(22,500)     (127,780)     127,780           --       0
Net income     --          --          --               40,386      40,386

Balance -
December
31, 1997     3,208,750      3,589,383      (169,552)  (3,937,749)  (517,918)

Issuance of
common stock,
net of related
costs          30,000      7,500             --        --          7,500
Net income     --          --                --         201,028    201,028

Balance -
December
31, 1998     3,238,750      $3,596,883   $(169,552)  $(3,736,721) $(309,390)

See accompanying notes to consolidated financial statements.




KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                            1998               1997
Cash flows from operating activities:
  Net income                          $201,028           $40,386
  Adjustment to reconcile net income to
  cash flows from operating activities:
  Depreciation, depletion and
  amortization                            74,325           50,611
  Gain on sales of equipment               0                (6,059)
  Loss on impairment of gas and oil
  investment                              19,154           0
  Expenses paid by issuance of common
  stock                                       0                700
  Equity in (earnings) loss of
  unconsolidated oil and gas partnerships     487                (474)
  Minority interests in earnings of
  consolidated oil and gas partnerships     0                1,340
  Changes in operating assets and liabilities:
     Accounts receivable                   (89,043)          (252,395)
     Inventories                            (5,917)          3,300
     Other current assets                      22,426           (38,096)
     Checks written in excess of cash
     in bank                                   0                (37,428)
     Accounts payable                       (27,617)          41,408
     Accrued expenses                       84,582           11,011
      Cash flows from operating
     activities                              279,425           (185,696)

Cash flows from investing activities:
  Distributions from unconsolidated oil
     and gas partnerships                         0                8,653
  Distributions from consolidated oil
     and gas partnerships                       0                21,091
  Proceeds from sales of equipment              0                12,484
  Purchases of property and equipment         (31,769)          (25,933)
  Collections on notes receivable -
     related parties                            6,000           5,500
      Cash flows from investing
     activities                               (25,769)          21,795

Cash flows from financing activities:
  Net increase (decrease) in line of
     credit - bank                           (113,099)          114,664
  Decrease in notes payable - related
parties                                      (32,404)          (45,589)
  Proceeds from long-term debt                15,484           365,000
  Payments on long-term debt                   (44,267)          (39,986)
  Payments on obligations under capital
     leases                                   (22,835)          (222,708)
  Payments of loan costs                    (2,000)          (32,606)
  Proceeds from issuance of common stock,
     net of related costs                      7,500           44,125
  Distributions to minority interests
     in oil and gas partnerships               0                (25,000)
      Cash flows from financing
     activities                              (191,621)          157,900

Increase (decrease) in cash                    62,035           (6,001)

Cash, beginning of year                   10,185           16,186

Cash, end of year                         $72,220           $10,185


See accompanying notes to consolidated financial statements.


KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of business - Kensington International Holding Corporation (Kensington or the Company), was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky. In 1992, the Company's focus shifted from development of oil and gas properties to becoming a diversified company. At December 31, 1998, the Company has three wholly-owned subsidiaries: Ives Design, Inc. (Ives), Bluegrass Management and Operating Company (Bluegrass) and Kensington American Gas Drilling #1, LLC (Drilling #1); and two majority owned corporations: I-Med Software, Inc. (I-Med) and Interchange Medical, Inc. (Interchange).

Ives was acquired in April 1992. Ives manufactures non-refrigerated, customized display fixtures, primarily for the supermarket industry, and extends unsecured credit to customers in the normal course of business. Customers are located throughout the Midwest region of the United States.

Bluegrass was formally the wholly-owned subsidiary of American Gas Corporation (American). During 1998, American was sold and the ownership of Bluegrass was transferred to the Company. Bluegrass is currently inactive.

Drilling #1 was formed in 1997 and is inactive.

I-Med and Interchange were both formed in October 1996 and are inactive.

Through 1997, the Company owned a majority interest in two limited partnerships, Kensington 1986 and Kensington 1987. On December 31, 1997, the Company exchanged its minority interests in several unconsolidated limited partnerships for a 100% interest in both partnerships (see note 5).

Principles of consolidation - The consolidated financial statements include the accounts of Kensington, Ives American, Kensington 1986 and Kensington 1987. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Depreciation - Property and equipment are recorded at cost and are being depreciated over their estimated useful lives using the straight-line method. Depreciation expense was $53,085 and $42,604 for the years ended December 31, 1998 and 1997.

Loan costs - Loan costs are amortized over the term of the loan on a straight-line basis. Accumulated amortization was $7,296 and $1,603 at December 31, 1998 and 1997.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


Investment in oil and gas properties - Investment in oil and gas properties is recorded at cost and consists of acquisition costs of the natural gas reserves, oil and gas leases and the related rights-of-way, wells, pipeline and related equipment. The Company follows the successful effort method of accounting for oil and gas properties. Accordingly, intangible development and well completion costs of oil and gas properties are amortized over the estimated economic life of the wells when the related reserves are proven. Costs of drilling a well which do not result in proved reserves, net of any salvage value, are charged to expense when it is determined that the drilling has been nonproductive. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense when incurred.

Unproved oil and gas properties are periodically assessed for impairment value, and any loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Pipeline and other equipment are being depreciated over their estimated useful lives using the straight-line method. Depreciation, depletion and amortization expense was $13,524 and $4,440 for the years ended December 31, 1998 and 1997.

Revenue recognition - The Company recognizes revenue from sales at the time that ownership transfers to the customer, principally at shipment of the product, and upon completion of the earnings process for oil and gas activities.

Advertising costs - Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 1998 and 1997 was $148 and $2,638.

Earnings per common share - The Company adopted Statement of Financial Accounting Standards (FASB) No. 128 "Earnings Per Share" (Statement 128). Statement 128 requires disclosures of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common stock equivalents have not been included in the computations of diluted EPS because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options and warrants could potentially dilute EPS in future years.

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

Fair value of financial instruments - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of debt and capital leases approximates the current rates at which the Company could borrow funds with similar remaining maturities.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


New accounting pronouncements - In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. The Company currently does not have any other comprehensive income, and therefore, will measure the impact of this statement, as it becomes necessary.

In June 1998, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes new rules for the reporting and display of significant operating segments. The Company has adopted the required reporting for all significant segments of their business.

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement, as it becomes necessary.

Reclassifications - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income or stockholders' deficit.

(2) INVENTORIES

Inventories consisted of the following at December 31:

                              1998          1997
Raw materials     $     113,343     $     85,156
Work in process          7,531            26,733
Finished goods              74,969          78,037
   Total              $     195,843     $ 189,926

(3) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                              1998                  1997
Land                   $     19,500          $     19,500
Buildings                  268,699               268,699
Equipment                   326,668               294,899
Less: accumulated depreciation     (319,208)     (266,123)
                            $ 295,659          $ 316,975




KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


(4) INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties, using successful efforts accounting, consisted of the following at
December 31:

                                    1998                 1997
Proved properties            $     111,613          $     111,613
Pipeline and equipment              87,344               87,344
                                   198,957               198,957
Less: accumulated depreciation,
depletion and amortization          (131,030)               (117,506)
                               $     67,927          $     81,451

No costs were incurred in oil and gas property acquisition, exploration and development activities during 1998 or 1997.

(5) INVESTMENT IN UNCONCOLIDATED OIL AND GAS PARTNERSHIP

Through 1997, the Company had general and limited partner interests in four unconsolidated oil and gas limited partnerships. The Company's interests ranged from 10.8% to 46.6%. The Company accounted for these interests using the equity method. The equity method accounts for the Company's investment at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. On December 31, 1997, the Company traded its interest in two of the partnerships for 100% interest in two consolidated partnerships, Kensington 1986 and Kensington 1987. Another of the partnerships ceased business on December 31, 1997, for which no loss was incurred. The Company continues to maintain their 46.6% limited partner interest in one partnership. After reviewing the expected future cash flows of this investment, the Company determined that this investment was partially impaired and reduced the investment to $10,000 in 1998 and recorded a loss on impairment of $19,154.

(6) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consisted of the following at December 31:

                                                1998          1997
B & K Oil Company, Inc., interest
at 8%, unsecured, due on demand,
currently receiving $500 per month.     $     26,625     $     32,625

B & D Commercial Ventures, written
off in 1998.                                    0               30,000

Less: reserve for uncollectible
notes receivable                             (10,000)          (40,000)
                                          $     16,625     $     22,625

B & K Oil Company, Inc. (B & K) is owned by three individuals, two of which are Kensington stockholders.

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


(7) LINE OF CREDIT - BANK

The Company has a $200,000 line of credit with Riverside Bank. The line bears interest at 1.5% over the bank's reference rate (9.25% at December 31, 1998), matures October 1999, and is secured by all of the Company's assets and guaranteed by two of its directors/stockholders. Outstanding borrowings were $35,000 and $148,099 at December 31, 1998 and 1997.

(8) NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31:

                                              1998          1997
Note payable to stockholder, interest
at 12%, due on demand, unsecured.     $     16,500     $     16,500

Note payable to stockholder, interest
at 8%, due February 1994, unsecured.     3,750               4,500

Note payable to stockholder, interest
at 9%, due December 1993, unsecured.     39,800          39,800

Note payable to stockholder, monthly
installments of $1,800 including
interest at 8%, due January 1998,
secured by stock.                            7,953               33,938

Note payable to stockholder, interest at
10%, due May 1996, secured by Company's
assets, currently paying $1,500 a month.
Note holder has option to convert to
common shares of Company stock at a
conversion price of $.32 per share until
note is paid.                                37,500          37,500

Various notes payable to stockholders,
unsecured                                      19,212          19,212

Notes payable to a trust controlled
by former officer/current stockholder,
unsecured, assigned to a stockholder and
converted to long-term debt (see Note 9).         0          86,767

                                            $124,715        $238,217

(9) LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                1998          1997
Debentures payable to stockholders
and non-stockholders - monthly
installments of interest at 12%, due
three years from issue date through
February 2001, $176,000 secured by
Ives' real estate, remainder unsecured.
Debenture holders have option to convert
principal to common shares of Company
stock at $1.00 per share until maturity.       $395,678     $430,944


KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


                                              1998          1997
Note payable - Equity Lending, Inc. -
monthly installments of $3,654
including interest at 10.5%, secured
by real estate, due August 2007.               $357,664     $363,608

Note payable to stockholder - monthly
installments of $1,700 including
interest at 12%, unsecured, due
May 2004.                                        80,348          0

Note payable - Riverside Bank - monthly
installments of $493 including interest
at 9%, secured by a vehicle,
due June 2001.                                      13,177          0

Total long-term debt                               846,867          794,552
Less:  current portion                           (31,252)          (71,619)
Long-term debt, net                            $815,615          $722,933

Future maturities of long-term debt are as follows for the years ending December 31:

                         1999     $     31,252
                         2000          338,565
                         2001          99,997
                         2002          25,280
                         2003          28,168
                    Thereafter          323,605
                        Total     $     846,867

(10)   CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease agreements expiring through August 2000. Interest is provided for at interest rates ranging from 11.5% to 17.1%. These obligations are secured by the equipment under lease. Total cost of the leased equipment is $90,862 and the accumulated amortization on this equipment was $70,819 and $49,587 at December 31, 1998 and 1997.

Future minimum lease payments required under the capital leases together with the present value of the future minimum lease payments are as follows for the years ending December 31:

                         1999     $     18,367
                         2000          6,231
                         Total          24,598
Less: amount representing interest          (2,072)
Present value of future minimum lease
payments                                  22,526
Less: current portion                     (16,614)
Obligation under capital leases, net
of current portion                          $5,912



KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


(11)   STOCKHOLDERS' DEFICIT

Stock subscriptions - During 1992, the Company issued 597,500 shares of common stock at per share prices ranging from approximately $.40 to $2.00 in exchange for subscriptions receivable aggregating $455,001. The subscriptions accrue interest at 8% and matured at various dates from February 1995 to July 1995 and are secured by the underlying common stock. The subscriptions and accrued interest are recorded as stock subscriptions receivable.
In July 1997, the Board of Directors voted to treat as satisfied a $75,000 stock subscription receivable because this stockholder had paid principal and interest in amounts similar to that of the other stockholders who were issued stock at the same time.

During October 1997, the Company cancelled 22,500 shares of common stock and the related $52,780 stock subscription agreement pursuant to an agreement with the stockholder to retire a note payable to the stockholder.

Stock warrants - Outstanding and fully vested stock warrants consisted of the following:


                                        Shares          Per Share
                                                          Price
Outstanding - December 31, 1996          1,265,883      $.50 - $3.00
  Granted                                        0        .00
  Canceled                                       0        .00
Outstanding - December 31, 1997          1,265,883        $.50 - $3.00
  Granted                                        0        .00
  Canceled and expired                   (613,933)        $1.00 - $3.00
Outstanding - December 31, 1998          651,950          $.50 - $3.00

Stock option plan - The Company has a stock option plan, which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan. The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant. As of December 31, 1998, the Company had options outstanding to purchase 380,872 shares of common stock, exercisable at $.32 per share through March 2000.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of
Financial Accounting Standards    No. 123 "Accounting for Stock Based
Compensation" (Statement 123), the Company's net income and EPS would not have changed.



KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


Information regarding the Company's stock options is summarized below:

                      1998                           1997

               Shares     Weighted           Shares           Weighted
                          Average                             Average
                         Exercise Price                    Exercise Price


Options outstanding,
beginning of year
                581,872    $1.11            581,872              $1.11
  Granted             0     .00                  0               .00
  Canceled     (201,000)     2.62                0                .00
  Exercised          0      .00                   0                .00
Options outstanding,
end of year
                 380,872     $.32            581,872                $1.11
Options exercisable,
end of year
               380,872     $.32              581,872                 $1.11
Weighted average
fair value of
options granted             $.00                                     $.00

Options outstanding at December 31, 1998 have an exercise price of $.32 and a weighted average remaining contractual life of 1.21 years.

In determining the compensation cost of the options granted during 1998 and 1997, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                          1998          1997
Risk free interest rate                    7%               7%
Expected life of options granted          5 years          5 years
Expected volatility of options granted     0.0%               0.0%
Expected dividend yield                    0.0%               0.0%

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


KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


(12)   COMMITMENTS AND CONTINGENCIES

Operating lease - The Company leases its corporate office space under a lease expiring in March 2000. Base rent ranges from $1,324 to $1,353 per month for the remaining term of the lease. Rent expense for the years ended December 31, 1998 and 1997 was $16,559 and $13,363.

Future minimum rental payments are $16,149 and $4,059 for the years ending December 31, 1999 and 2000.

Settlement of lawsuits - Pursuant to a settlement agreement, in 1993 the Company transferred its rights and interests in the Gladys Harrell No. 1-14 Well (Gladys) to the plaintiffs and guaranteed that the plaintiff's interest in the Gladys will generate $12,500 of cash flow per year through November 2002 or until in aggregate $125,000 has been received. In addition to the Gladys cash flows, the Company paid $29,543 (including $28,088 remitted directly from partnerships during 1997) under the agreement for 1997. During 1997, the Company completed paying the $125,000 and pursuant to their agreement transferred ownership of the wells to the plaintiffs.

Major customer - The Company had sales to a single customer and its affiliates representing approximately 82% and 84% of total product sales for the years ended December 31, 1998 and 1997. Accounts receivable from this customer and its affiliates represented approximately 70% and 90% of total accounts receivable at December 31, 1998 and 1997.

(13)   INCOME TAXES

The Company has incurred cumulative net operating losses for both financial reporting and income tax purposes. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $2,890,000, which, if not used, will begin to expire in 2003. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                   1998          1997
Net operating loss carryforwards     $1,150,000          $1,010,000
Less: valuation allowance          (1,150,000)          (1,010,000)
  Net deferred taxes                       $0               $0

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997


(14)   OTHER INCOME (EXPENSE)

Total other income (expense) for the years ended December 31, 1998 and 1997 are as follows:

                                          1998          1997
Interest income                          $0               $278
Interest expense                      (102,285)          (109,264)
Interest expense - related parties     (15,052)          (17,508)
Litigation settlement                   (525)               (29,543)
Equity in earnings (loss) of
unconsolidated oil and gas partnerships  (487)               474
Minority interests in earnings of
consolidated oil and gas partnerships     0               (1,340)
Gain on sale of equipment                 0                 800
Other income                              31,776          5,000
  Total other income (expense)         $(86,573)          $(151,103)

(15)   SEGMENT REPORTING

The Company operates in two industry segments: manufacturing and oil and gas. Manufacturing consists of the fabrication, marketing, and distribution of non-refrigerated, customized display fixtures. Oil and gas consists of the production of natural gas and oil interests in the United States. A summary of the operations by segment is as follows:

                                               1998          1997
Revenues from unaffiliated customers:
  Manufacturing                            $3,906,590     $3,115,944
  Oil and gas                                  27,989          35,297
    Consolidated                           $3,934,579          $3,151,241

Operating profit (loss):
  Manufacturing                                $419,079          $384,389
  Oil and gas                                    544               7,124
  General corporate                              (132,022)          (200,024)
    Consolidated                               $287,601          $191,489

Identifiable assets:
  Manufacturing                              $1,180,918          $1,071,421
  Oil and gas                                82,714          88,534
  General corporate                             13,340          48,645
    Consolidated                             $1,276,972          $1,208,600



KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
DECEMBER 31, 1998 AND 1997



                                                  1998          1997
Depreciation, depletion and amortization:
  Manufacturing                                $59,710          $42,527
  Oil and gas                                  13,524          6,404
  General corporate                             1,091               1,680
    Consolidated                              $74,325          $50,611

Capital expenditures:
  Manufacturing                                   31,769          23,750
  Oil and gas                                      0               0
  General corporate                                 0               2,183
    Consolidated                                $31,769          $25,933

(16)   SUPPLEMENTAL CASH FLOWS INFORMATION

                                                  1998          1997

Cash paid for interest                          $106,454          $122,340

Noncash investing and financing activities:

  Common stock issued to retire debt               $0            $490

  Common stock issued in exchange for
     services and other                             $0               $700

  Equipment acquired under capital leases          $0             $22,950

(17)   SUPPLEMENTARY OIL AND GAS INFORMATION

Results of operations for oil and gas producing activities were as follows for the years ended December 31:
                                                      1998          1997
Oil and gas sales                                 $27,989          $35,297
Well depreciation and depletion                   (13,524)          (7,476)
Production and operating costs                    (22,488)          (20,697)
Operating income (loss) from oil
and gas producing activities
(excluding corporate overhead and
interest costs)                                   $(8,023)          $7,124

Reserve information (unaudited) - While reserves still exist, higher than anticipated production costs and substantial additional development expenditures necessary make it highly unlikely these properties will provide future positive net cash flows. As a result, accurate and meaningful reserve quantities are unknown. All of the Company's reserves are located in the United States.