Form 10QSB
period 1999-03-31
KENSINGTON CO INC
filed 1999-05-19
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     Form 10-QSB

     Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending March 31, 1999

Commission File Number #33-38119-C

     KENSINGTON INTERNATIONAL HOLDING CORPORATION

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

Weighted Number of Shares are 3,234,084 of common stock no par value.


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

     Quarter Ended  MArch 31, 1999

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

Item 2.   Management's Discussion and Analysis of
Financial                     Condition and Results of Operations

Results of Operations
For the quarter, revenues totaled $862k. This represents a slight decrease from revenue for the same period for 1998. Gross profits totaled $303k as compared to $310k for the previous year. Net income for the quarter totaled $15k, as compared to a $30k for the same period in 1998. Increased labor costs, due in part to a shortage of skilled workers and the low unemployment rate, were the main contributors to a decline in overall profits. The company has also reached its limit on output, with a single shift, at its plant. Due to the problem in recruiting new people, it is anticipated that revenues will be flat during the rest of 1999.
The current backlog of customer PO's as of the end of the quarter continues to be strong, totaling approximately $675k. In order to have the ability to increase revenues, the company is exploring options such as forming strategic alliances with other manufacturers or acquisition of companies offering similar or complimentary products. As of today no specific companies have been identified.

Liquidity and Capital Resources
     For the quarter, the Company had a net income from operations of $64k. This positive net income has allowed the company to meet its debt obligations. The company also has access to a $200k line of credit. At this time there are no borrowings against the line.
     During the period stated the Registrant did not sell to directors, management and others, any common stock.

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







                                   THE KENSINGTON COMPANY, INC.

                                   Mark Haggerty
                                   Mark Haggerty
                                   Chief Executive Officer

                                          Jeff Etten
                                   Jeff Etten, C.F.O.


Dated:  April 26, 1999
        Minneapolis, Minnesota

KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999 AND 1998
(UNAUDITED)


                                       1999               1998


ASSETS

Current assets:
Cash                                 $48,430           $16,808
Accounts receivable                  484,099           642,274
Inventories                          233,446           192,366
Other current assets                 31,369           18,757
Total current assets                 797,344          870,205



Other assets:
Investment in oil and gas
     properties, net                   67,927      81,451

  Investment in oil and gas
     partnerships                                  29,641

     Investment in Ives                    0

     Investment in unconsolidated
     partnerships                      10,000
  Property and equipment, net          283,221      307,051

  Loan Fees, Net                         31,260      38,385

  Notes receivable - related parties     14,625      21,165


     Total other assets                  407,033      477,693



                                     $1,204,377      $1,347,898



          LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
Line of Credit                             $0              $177,000
     Note payable - related parties     124,715            238,217

  Current portion of long-term debt     30,652              56,392

  Current portion of obligations under
     capital leases                     16,022             22,835

  Accounts payable                    271,866                327,085

  Accrued Expenses                    233,593               268,880
  Intercompany                          0                     0

     Total current liabilities          676,848      1,090,409




     Long-term debt, net of current
     portion                            815,615      722,933

     Obligations under capital leases,
     net of current portion               5,912         22,526

     Total liabilities                 1,498,375      1,835,868





STOCKHOLDERS'
EQUITY

Common stock                    3,596,883           3,664,383
     Additional paid-in capital         0                 0

  Accumulated deficit          (3,721,329)     (3,907,801)

  Stock subscriptions receivable     (169,552)     (244,552)

     Total stockholders' equity      (293,998)     (487,970)



                                   $1,204,377      $1,347,898



KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)


                                           1999             1998



Revenues:

  Product sales                      $861,893          $897,059

  Oil and gas sales                   0                 186

     Total revenues                  861,893           897,245


Cost of sales:

Cost of products sold                 559,198      587,233
Oil and gas costs                         0          0
Total cost of sales                      559,198      587,233

Gross profit                             302,695      310,012

Operating expenses                    238,776      229,634



Income (loss) from operations          63,919      80,378
Other income (expense):
Interest expense                      (48,517)    (50,430)
Miscellaneous income                    0          0
Total other income (expense)          (48,517)     (50,430)

Income (loss) before income taxes
and extraordinary item                  15,402      29,948

  Provision for income taxes (benefit)     0          0


Income before extraordinary item          15,402      29,948
Extinguishment of debt, net of income
taxes of $0                                 0           0

Net income (loss)                          15,402      29,948

Accumulated deficit, beginning           (3,736,721)     (3,937,749)

Accumulated deficit, ending              ($3,721,319)     ($3,907,801)
Earnings Per Share                       $0.00               $0.01

WEIGHTED NUMBER OF SHARES OUTSTANDING     3,234,084      3,138,340


KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 1999 & 1998
(UNAUDITED)


                                            1999      1998

Cash Flows from operating activities:
     Net income (loss)                   $15,402      $29,948

     Adjustments to reconcile net
     income (loss)to cash flows from
     operating activities:
     Depreciation, depletion and
     amortization                         15,423      15,028

   Extinguishment of debt                               0

   Changes in operating assets
and liabilities:
Accounts  receivable                     79,724           (167,494)
Inventories                             (37,603)          (2,440)

    Other current assets                  (9,161)           25,877

    Other assets                           0                0

    Accounts payable                    (11,499)           16,103

    Other current liabilities          (40,296)           79,573

      Cash flows from operating
     activities                       11,990             (3,405)


Cash flows from investing
activities:


     Decrease in notes receivable -
     related parties                     2,000                0

  Purchase of property and equipment     1,588              3,646

  Sale of Stock                              0
  Cash flows from investing activities     412               3,646


Cash flows from financing activities:

     Increase (decrease) in Line of
     Credit                                (35,000)          28,901

  Increase (decrease) in notes
     payable - related parties              0                  0

  Proceeds short, long-term debt            0                  0

  Payments on long-term debt             (600)              15,227

  Payments on obligations under
     capital leases                      (592)                  0

      Cash flows from financing
     activities                       ($36,192)            $13,674


Increase (decrease) in cash           ($23,790)            $6,623

Cash, beginning                        72,220               10,185
Cash, ending                           $48,430               $16,808