Form 10QSB
period 1999-06-30
KENSINGTON INTERNATIONAL HOLDING CORP
filed 1999-08-13
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending June 30, 1999

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

Weighted Number of shares are 3,334,084 of common stock, no par value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Statements in this discussion which are not historical facts may be considered "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based on orders, estimated cost savings and savings that may be generated from restructuring. The words "believe", "expect", "anticipate", "estimate", and similar expressions identify forward looking statements. Any forward looking statement involves risk and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report of Form 10-QSB.


Part I. Financial Information

Quarter Ended  June 30, 1999

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

Item 1.  Financial Statements

     The balance sheet of Kensington International Holding Corporation (the "Company") as of the Quarter stated above, and the related statement of income and changes in financial position and note thereto are incorporated herein by reference to the Company's quarterly report.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations
For the quarter revenues totaled $1,153k. This represents a $219k (23%) increase over revenue for the same period for 1998.Gross profits totaled $345k as compare to $312k for the pervious year. Net income rose 80% to $74k as compared to a $41k net income for the same period in 1998. Increase labor costs and higher material costs were the main contributors to a lower than expected gross profit. By controlling and reducing G&A expense the Company was able to increase the net income. The current backlog of customer PO's as of the end of the quarter continues to be strong, totaling approximately $300k. In addition, there is a significant amount of work for which the Company has not yet received PO's but has been verbally committed to the Company. We are continuing to explore options such as forming strategic alliances with other manufacturers or acquisitions of companies offering similar or complimentary products in order to grow revenues and profits.

Inventory Makeup:               6/30/99          12/31/98
     Raw Materials               $98,343          $113,343
     WIP                          23,531             7,531
     Finished Goods               46,572            74,969
     Total                       $168,446          $195,843

Liquidity and Capital Resources
     For the quarter, the Company had a net income from operations of $102k. This allowed the Company to meet its debt obligations. The Company also has access to a $200k line of credit. At this time there are no borrowings against the line.

During the period stated, a director converted approximately $25k of debt owed him to Company stock.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
None

Item 5.  Other Information
Other Information
     During the second quarter a former subsidiary of the Company, Powersource Corp.(AKA: American Gas Corporation), was approved for trading by the NASD and opened at $5.37 and went to $9.06 per share before closing at $5.00 per share on June 30, 1999 on very little volume. Kensington retains a direct and an indirect ownership in Powersource Corp. of approximately 9.5%. Powersource Corp. is licensed by the State of California and by the Federal Energy Regulatory Commission as a power marketing entity located in Los Angeles, California.

     On June 26, 1999 the Company signed an agreement with Mail Call, Inc. of Miramar, Florida, in which the Company agreed to acquire up to 50.05% of Mail Call, Inc. The Company has paid for and acquired 18% of Mail Call, Inc. as of the date of this filing.

Mail Call's technology allows people to read their E-mail over the telephone and respond to their E-mail by voice even if they do not own a computer. Mail Call users may also fax a message to a designated fax machine from the phone or send a text message.

Item 6. Exhibits and Reports on Form 8-K and the October 18, 1995 S-8 filing as described in Item 2 herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KENSINGTON INTERNATIONAL HOLDING CORPORATION

                                   Mark Haggerty
                                   Mark Haggerty
                                   Chief Executive Officer

                                   Jeff Etten
                                   Jeff Etten, C.F.O.

Dated:  July 29_, 1999
        Minneapolis, Minnesota

KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999 AND DECEMBER 31, 1998
(UNAUDITED)


                                   6/30/99     12/31/98
ASSETS
Current assets:
  Cash                           $305,839      $72,220
  Accounts receivable            337,752      563,823
  Inventories                    168,446      195,843
  Other current assets           53,715      22,208
     Total current assets        865,752      854,094

Other assets:
  Investment in oil and gas properties, net     66,620      67,927
  Investment in Oil & Gas partnerships          9,999       9,999
  Property and equipment, net                   268,970     295,659
  Loan Fees, Net                                31,050      32,667
  Notes receivable - related parties            13,625      16,625
     Total other assets                         390,264     422,877

                                               $1,256,016   $1,276,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of Credit                              $0              $35,000
  Note payable - related parties              96,277          124,715
  Current portion of long-term debt           25,252          31,252
  Current portion of obligations under capital
  leases                                      11,909          16,614
  Accounts payable                            286,411         283,365
  Accrued Expenses                            235,514         273,889
     Total current liabilities                655,363         764,835

Long-term debt, net of current portion        775,615      815,614
Obligations under capital leases, net of
current portion                               5,912        5,912
     Total liabilities                        1,436,890    1,586,361


STOCKHOLDERS' EQUITY
  Common stock                                3,621,587    3,596,883
  Additional paid-in capital                  0            0
  Accumulated deficit                         (3,632,909)  (3,736,721)
  Stock subscriptions receivable          (169,552)     (169,552)
     Total stockholders' equity           (180,874)     (309,390)

                                        $1,256,016      $1,276,971


KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)


                                        1999      1998

Revenues:
  Product sales                      $1,153,123      $933,764
  Oil and gas sales                  0               0
     Total revenues                  1,153,123       933,764

Cost of sales:
  Cost of products sold              807,980      621,740
  Oil and gas costs                  0            0
     Total cost of sales             807,980      621,740

     Gross profit                    345,143      312,024

Operating expenses                   243,569      253,604

Income (loss) from operations        101,574      58,420

Other income (expense):
  Interest expense                  (28,610)     (17,402)
  Miscellaneous income              914           0
    Total other income (expense)    (27,696)     (17,402)

Income (loss) before income taxes and
extraordinary item                       73,878      41,018
  Provision for income taxes (benefit)        0      0

Income before extraordinary item          73,878      41,018
  Extinguishment of debt, net of income taxes
  of $0                                       0      0

Net income (loss)                         73,878      41,018

Earnings Per Share                         $0.02      $0.01
WEIGHTED NUMBER OF SHARES OUTSTANDING  3,334,084      3,163,340

KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)


                                                 1999      1998

Cash flows from operating activities:
  Net income (loss)                           $73,878      $70,966
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization     34,289      41,130
   Changes in operating assets and liabilities:
    Accounts receivable                        146,347      158,451
    Inventories                                 65,000      (12,440)
    Other current assets                       (22,346)     27,690
    Other assets                                     0      9,913
    Accounts payable                             14,545      (42,950)
    Other current liabilities                      1,921      68,391
      Cash flows from operating activities      313,634      321,151

Cash flows from investing activities:
  Decrease in notes receivable - related
  parties                                         1,000      500
  Purchase of property and equipment                513      28,494
  Sale of Stock                                  24,704      7500
      Cash flows from investing activities       25,191      (20,494)

Cash flows from financing activities:
  Increase (decrease) in Line of Credit               0      (148,099)
  Increase (decrease) in notes payable -
  related parties                               (31,903)     (30,562)
  Proceeds short, long-term debt                      0      38,891
  Payments on long-term debt                     45,400      34,451
  Payments on obligations under capital leases   4,113      12,526
      Cash flows from financing activities       $81,416      ($186,747)

Increase (decrease) in cash                     $257,409      $113,910

Cash, beginning                                   48,430      10,185

Cash, ending                                    $305,839      $124,095


KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)


                                                   1999      1998

Revenues:
  Product sales                               $2,015,016      $1,830,823
  Oil and gas sales                                    0      186
     Total revenues                            2,015,016      1,831,009

Cost of sales:
  Cost of products sold                        1,367,178      1,208,973
  Oil and gas costs                                    0      0
     Total cost of sales                        1,367,178      1,208,973

     Gross profit                                 647,838      622,036

Operating expenses                                482,345      483,238

Income (loss) from operations                     165,493      138,798

Other income (expense):
  Interest expense                               (77,127)     (67,832)
  Miscellaneous income                                914      0
    Total other income (expense)                  (76,213)     (67,832)

Income (loss) before income taxes and
extraordinary item                                  89,280      70,966
  Provision for income taxes (benefit)                   0      0

Income before extraordinary item                     89,280      70,966
  Extinguishment of debt, net of income
  taxes of $0                                            0      0

Net income (loss)                                   89,280      70,966

Earnings Per Share                                   $0.03      $0.02
WEIGHTED NUMBER OF SHARES OUTSTANDING            3,264,084      3,163,340

KENSINGTON INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)


                                                   1999      1998

Cash flows from operating activities:
  Net income (loss)                             $89,280      $70,966
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization     49,712      41,130
   Changes in operating assets and liabilities:
    Accounts receivable                          226,071      158,451
    Inventories                                   27,397      (12,440)
    Other current assets                        (31,507)     27,690
    Other assets                                       0      9,913
    Accounts payable                               3,046      (42,950)
    Other current liabilities                    (38,375)     68,391
      Cash flows from operating activities       325,624      321,151

Cash flows from investing activities:
  Decrease in notes receivable - related
  parties                                          3,000      500
  Purchase of property and equipment               2,101      28,494
  Sale of Stock                                   24,704      7500
      Cash flows from investing activities        25,603      (20,494)

Cash flows from financing activities:
  Increase (decrease) in Line of Credit          (35,000)     (148,099)
  Increase (decrease) in notes payable - related
  parties                                        (34,287)     (30,562)
  Proceeds short, long-term debt                       0      38,891
  Payments on long-term debt                      44,800      34,451
  Payments on obligations under capital leases     3,521      12,526
      Cash flows from financing activities       $117,608      ($186,747)

Increase (decrease) in cash                      $233,619      $113,910

Cash, beginning                                    72,220      10,185

Cash, ending                                    $305,839      $124,095