Form 10-Q
period 1999-09-30
KENSINGTON INTERNATIONAL HOLDING CORP
filed 1999-11-15
CIK 854608

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

    For Quarter Ending September 30, 1999

Commission File Number #33-38119-C

KENSINGTON INTERNATIONAL
HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation)	41-1610632 (I.R.S. Employer Identification No.)
Suite 654 Interchange Tower, 600 S. Hy. 169, Minneapolis, Minnesota (Address of principal executive offices)	55426 (Zip code)

(612) 546-2075
Registrant's telephone number, including area code

    Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Weighted Number of Shares are 3,557,115 of common stock no par value.

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

    Quarter Ended September 30, 1999

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

    Item 1.  Financial Statements

    The balance sheet of Kensington International Holding Corporation (the "Company") as of the Quarter stated above, and the related statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the quarter, revenues totaled $820k. This represents a $81k (11%) increase over revenue for the same period for 1998. Gross profits totaled $292k as compared to $270k for the previous year. Net income totaled $30k, which represents a 20% increase over the same period in 1998. For the nine months ended September 30, 1999 revenues totaled $2,835k. This is a $265k (10%) increase over 1998 revenues for the same period. Net income for the nine months of 1999 totaled $119k, which is an increase over 1998 of $23k or 24%. The current backlog of customer PO's as of the end of the quarter continues to be strong, totaling approximately $450k. In addition a significant amount of work for which the Company has not yet received PO's has been verbally committed to the Company. The Company continues to explore options such as forming strategic alliances with other manufacturers or acquisition of companies offering similar or complimentary products in order to grow revenues and profits. Included in the quarter is an $11k loss for the Company's portion of the Mail Call, Inc. performance for the quarter.

Liquidity and Capital Resources

    As part of the Mail Call, Inc. investment, the Company took on an $80k note payable. The Company has access to a $200k line of credit. At this time there are no borrowings against the line. During the period stated the Registrant converted approximately $44k of debt into stock to two directors.

Inflation

    The rate of inflation has had a great impact on the Company's results of operations and is expected to have a continued impact on continuing operations due to the increase in wood product costs and the fact that we have to bid most of our projects and we can not pass all of the cost increases to our customers.

Part II.  Other Information
Item 1.  Legal Proceedings—None
Item 2.  Changes in Securities—None
Item 3.  Defaults upon Senior Securities—None
Item 4.  Submission of Matters to a Vote of Security Holders—None
Item 5.  Other Information

Other Information

    On June 26, 1999, Kensington signed an agreement with Mail Call, Inc. of Miramar, Florida, in which Kensington agreed to acquire up to 50.05% of Mail Call, Inc. Kensington completed the acquisition of 36.18% of Mail Call, Inc. in early August 1999. As part of the purchase agreement to reach the 50.05% ownership, Kensington was to raise 1 million dollars for Mail Call, Inc. This funding has been raised as of October 25, 1999, and the Company plans to finalize the purchase of 50.05% of Mail Call, Inc. in early November 1999.

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

KENSINGTON INTERNATIONAL HOLDING CORPORATION
/S/ MARK HAGGERTY Mark Haggerty Chief Executive Officer
/s/ JEFF ETTEN Jeff Etten, C.F.O.

Dated: November 11, 1999
      Minneapolis, Minnesota

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

(UNAUDITED)

	9/30/99	12/31/98
ASSETS
Current assets:
Cash	$118,365	$72,220
Accounts receivable	507,449	563,823
Inventories:
Raw material	63,343	84,460
Work in progress	53,531	57,750
Finished Goods	57,572	53,633
Other current assets	46,368	22,208

Total current assets	846,628	854,094

Other assets:
Investment in oil and gas properties, net	9,999	9,999
Investment in oil and gas partnerships	66,620	67,927
Investment in unconsolidated corporation	164,616
Property and equipment, net	262,911	295,659
Loan fees, net	30,150	32,667
Notes receivable—related parties	12,125	16,625

Total other assets	546,421	422,877

	$1,393,049	$1,276,971

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Line of credit	$0	$35,000
Note payable—related parties	92,260	124,715
Current portion of long-term debt	36,221	31,252
Current portion of obligations under capital leases	9,900	16,614
Accounts payable	272,583	283,365
Accrued expenses	228,783	273,889

Total current liabilities	$639,747	$764,835
Long-term debt, net of current portion	799,739	815,614
Obligations under capital leases, net of current portion	5,912	5,912

Total liabilities	1,445,398	1,586,361
STOCKHOLDERS' DEFICIT
Common stock	3,667,478	3,596,883
Additional paid-in capital	0	0
Accumulated deficit	(3,592,233)	(3,736,721)
Stock subscriptions receivable	(127,594)	(169,552)

Total stockholders' deficit	(52,349)	(309,390)

	$1,393,049	$1,276,971

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999	1998
Revenues:
Product sales	$819,884	$738,884
Oil and gas sales	0	0

Total revenues	819,884	738,884

Cost of sales:
Cost of products sold	528,067	468,615
Oil and gas costs	0	0

Total cost of sales	528,067	468,615

Gross profit	291,817	270,269

Operating expenses	239,006	216,883

Income (loss) from operations	52,811	53,386

Other income (expense):
Interest expense	(32,211)	(38,668)
Minority interest in earnings of unconsolidated corporation	(10,996)
Interest income	20,118	10,000

Total other income (expense)	(23,089)	(28,668)

Income (loss) before income taxes and extraordinary item	29,672	24,718
Provision for income taxes (benefit)	0	0

Net income (loss)	29,672	24,718
Earnings Per Share	$0.01	$0.01
WEIGHTED NUMBER OF SHARES OUTSTANDING	3,557,115	3,163,340

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999	1998
Revenues:
Product sales	$2,834,900	$2,569,707
Oil and gas sales	0	186

Total revenues	$2,834,900	$2,569,893

Cost of sales:
Cost of products sold	1,895,245	1,677,588
Oil and gas costs	0	0

Total cost of sales	$1,895,245	$1,677,588

Gross profit	$939,655	$892,305

Operating expenses	$721,351	$700,121

Income from operations	$218,304	$192,184

Other income (expense):
Minority interest in earnings of unconsolidated corporation	(10,996)	0
Interest expense	(109,388)	(106,500)
Interest income	21,032	10,000

Total other income (expense)	$(99,352)	$(96,500)

Income before income taxes	$118,952	$95,684
Provision for Income Taxes	0	0

Net income	$118,952	$95,684

NET INCOME PER SHARE	$0.03	$0.03
WEIGHTED NUMBER OF SHARES OUTSTANDING	3,557,115	3,163,340

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999	1998
Cash flows from operating activities:
Net income (loss)	$29,672	$24,718
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	30,049	14,365
Changes in operating assets and liabilities:
Accounts receivable	(169,697)	(2,643)
Inventories	(6,000)	(52,000)
Other current assets	7,347	(23,463)
Other assets	0	4,500
Accounts payable	(13,828)	5,738
Other current liabilities	(6,731)	(46,650)

Cash flows from operating activities	(129,188)	(75,435)

Cash flows from investing activities:
Decrease in notes receivable—related parties	1,500	2,500
Investment in Unconsolidated Subsidiary	164,616
Purchase of property and equipment	1,000	4,649
Sale of Stock	8,991	0
Proceeds from Stock Subscriptions	44,881

Cash flows from investing activities	(110,244)	(2,149)

Cash flows from financing activities:
Increase (decrease) in Line of Credit	0	0
Increase (decrease) in notes payable—related parties	(4,017)	(11,396)
Proceeds short, long-term debt	80,000	0
Payments on long-term debt	(22,016)	16,905
Payments on obligations under capital leases	(2,009)	1,000

Cash flows from financing activities	$51,958	$(29,301)

Increase (decrease) in cash	$(187,474)	$(106,885)
Cash, beginning	305,839	124,095

Cash, ending	$118,365	$17,210

KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, 1998

(UNAUDITED)

	1999	1998
Cash flows from operating activities:
Net income (loss)	$118,952	$95,684
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	79,761	55,495
Changes in operating assets and liabilities:
Accounts receivable	56,374	155,808
Inventories	21,397	(64,440)
Other current assets	(24,160)	4,227
Other assets	0	14,413
Accounts payable	(10,782)	(37,212)
Other current liabilities	(45,106)	21,741

Cash flows from operating activities	$196,436	$245,716

Cash flows from investing activities:
Decrease in notes receivable—related parties	4,500	3,000
Investment in Unconsolidated Subsidiary	164,616
Purchase of property and equipment	3,101	33,143
Sale of Stock	33,695	7,500
Proceeds from Stock Subscriptions	44,881

Cash flows from investing activities	(84,641)	(22,643)

Cash flows from financing activities:
Increase (decrease) line of credit	(35,000)	(148,099)
Increase (decrease) in notes payable—related parties	(38,304)	(41,958)
Proceeds from long-term debt	80,000	38,891
Payments on term debt	66,816	51,356
Payments on Obligations under Capital Leases	5,530	13,526
Payments received on stock subscriptions	0	0
Increase (decrease) in intercompany accounts	0	0

Cash flows from financing activities	$(65,650)	$(216,048)

Increase (decrease) in cash	$46,145	$7,025
Cash, beginning	72,220	10,185

Cash, ending	$118,365	$17,210

QuickLinks

Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
GENERAL
SIGNATURES