Form 10KSB
period 1999-12-31
KENSINGTON INTERNATIONAL HOLDING CORP
filed 2000-03-24
CIK 854608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, FILE # 33-38119-C

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION
               (Exact name of registrant as specified in charter)

         Minnesota                              41-1619632
         ----------                             ----------
(State or other jurisdiction             (IRS Employer ID Number)
of organization)

        Interchange Tower, # 654, 600 S. Hwy 169, Minneapolis, MN 55426
        ---------------------------------------------------------------
                    (address of principal executive offices)

Registrant's telephone number is            (612) 546-2075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No par value
------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has registrant been subject to such filing requirements for the past 90 days.

                  Yes  X                        No
                      ---                          ---

The number of shares outstanding of each class of the registrant's common stock as of December 31, 1999 was 5,239,150 shares.

The estimated market value on December 31, 1999, of the voting stock held by non-affiliates of the registrant was $13,752,768.75 based upon $2.625 per share where in private transactions shares were sold. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "KNSC".

                     Exhibit Index on the Sequential page 18
             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                   KENSINGTON INTERNATIONAL HOLDING CORPORATION
                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX

ITEM                                                         PAGE
----                                                         ----
                                     PART I

1. Description of business.................................... 3
2. Description of property.....................................7
3. Legal proceedings...........................................7
4. Submission of matters to vote of shareholders...............7

                                     PART II

5. Market for common equity & related stockholder matters..... 8
6. Management's discussion & analysis of Operations............8
7. Consolidated Financial statements ..........................9
8. Changes in and disagreements with Accountants on
   Accounting and Financial Disclosure.........................9

                                    PART III

9. Directors, Executive Officers, Promoters and Control
   Persons of the Company......................................9

10. Executive compensation.....................................11
11. Security ownership of certain beneficial owners and
    management.................................................12
12. Certain relationships & related transactions...............13
13. Descriptions of securities.................................14

14. Exhibits and reports on Form 8-K...........................15
15. Signatures.................................................16

    Consolidated Financial  Statements........................F-1

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this annual report on Form 10-KSB.

DESCRIPTION OF BUSINESS

Kensington International Holding Corporation, formerly known as THE KENSINGTON COMPANY, INC., (referred to herein as "Kensington" or the "company") was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "KNSC". Kensington was listed on and started trading on the Hamburg Stock Exchange (High Risk Market) on March 10, 2000 under the code number (Wertpapierkennumer) "929412".

On December 31, 1999, the Company had approximately 850 shareholders. On December 31, 1999, Kensington owned 100% of one operating company, Ives
Design, Inc., a Minnesota corporation, and 51.24% of Mail Call, Inc., a
Florida corporation. Kensington owns 80% or more of the following non-operating companies; Bluegrass Management and Operating Company, a Kentucky corporation; I-Med Software, Inc.; Interchange Medical, Inc. (both Minnesota corporations); Kensington American Gas Drilling #1,LLC, a Minnesota limited liability company. Kensington also owns different percentage interests in 28 operating oil and gas wells in Oklahoma, Texas, and Arkansas. Kensington also owns less than 10% of a number of companies under its Equity Acquisition Program as described on page 6.
During March 2000, Kensington formed a German subsidiary, "Kensington International Europe GmbH". In the past, Kensington has focused on designing, manufacturing, and installing commercial store fixtures. During 1999, Kensington mapped out a new strategy to reposition the Company to grow in the business-to-business Internet and communications environment by emphasizing advanced Internet-related communications services and products. It is due to this new focus that Kensington acquired interests in Mail Call, Inc. and in MicroTalk Technologies, Inc. Kensington, as stated above, is comprised of:

A.   MAIL CALL, INC.

Mail Call, Inc., a Florida corporation founded in June 1997, is the creator of a convenient and easy to use method of accessing and managing e-mail from any telephone in the world. Mail Call's elegant and sophisticated e-mail retrieval system provides simple telephone access to the messages, documents, and information we are expecting but can't always get to a computer to retrieve. Mail Call's customers dial a toll free number, connect to Mail Call's automated system, and, hear their e-mail as Mail Call reads their messages to them. Without keyboard or computer, the customer may respond verbally (leaving a voice response as though sending a voice mail) to the e-mail. Mail Call delivers the "voice" e-mail as a return message to the sender. Mail Call has a Web Site at www.mailcall.net.

Between August and November 1999, Kensington acquired 51.24% of Mail Call, Inc.'s common stock. On February 18, 2000, Kensington acquired 100% of Mail Call's inventors ownership interest giving Kensington approximately 85% ownership of Mail Call. This allows Kensington to now focus its energies on the successful commercialization of Mail Call's technology.

SIGNIFICANT MARKETS, CUSTOMERS AND SUPPLIERS

Nielson Media Research and CommerceNet in June of 1998 stated that there were 79 million e-mail users over the age of 16 in the United States alone. On November 1, 1999, CNBC announced that the number of adult users of e-mail in the United States had just exceeded 100 million people. Mail Call has contracts with about twelve different Internet Service Providers across the United States. One of Mail Call's contract customers had over $25 billion in revenues in 1998.

Currently, Mail Call's services utilize a proprietary text to speech software technology licensed from Lernout & Haauspie Speech Product N.V. The license provides that it is worldwide, non-exclusive and non-transferable. Mail Call also has developed its own proprietary source codes and software.

REGULATION OF THE COMMUNICATIONS INDUSTRY AND OF THE INTERNET
                                                                             4

There are federal and state regulations governing the industry that Mail Call provides a service to. Mail Call meets all of these regulations at this time.

COMPETITION WITHIN THE E-MAIL RETRIEVAL INDUSTRY

Mail Call does have competitors such as e-Now, Planetary Motion, CrossMedia, Transcommunications, and Image-it, Inc. to mention a few. Mail Call believes that there is no clear market leader since e-mail by phone is a relatively new service. In addition, Mail Call believes that it is one of the few e-mail retrieval companies that allows a user to keep his or her existing e-mail address and that allows a user to initiate an e-mail from an address book by phone. Therefore, Mail Call is of the opinion that it can capture a significant market share.

B. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of ves Design, Inc. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and or metal. Ives provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 1999, Ives employed 26 full time employees.

SIGNIFICANT MARKETS, CUSTOMERS AND SUPPLIERS

While the loss of Ives' largest customer would have an adverse effect on the Company such an event is unlikely since they have recently advised Ives of their plan to place more substantial orders. Ives presently has no contractual commitments with any customers but works against purchase orders for its sales.

The Company believes that the number of potential suppliers of the materials utilized by Ives in fashioning its products are sufficient that the loss by Ives of any one or a number of its present suppliers would not have a material adverse effect on Ives' business.

Ives' products are not seasonal products and are sold throughout the year.

REGULATION OF THE STORE FIXTURE INDUSTRY

There are federal and state regulations governing the Ives operations to the extent of Environmental Protection Agency and OSHA rules that apply to disposal of waste from painting and sealing of product. Ives has a program in effect for both situations.

COMPETITION WITHIN THE STORE FIXTURE INDUSTRY

Ives does have a number of competitors and bids most of its projects. Management believes sales can continue to increase and that Ives is competitive with respect to both price and quality of its products.

C. COMPANY DIRECTION:

During 1999, Kensington mapped out a new strategy to reposition the Company to grow in the business-to-business Internet and communications environment by emphasizing advanced Internet-related communications services and products. It is due to this new focus that Kensington acquired interests in Mail Call, Inc. and in Micro Talk Technologies, Inc. As a secondary focus, Kensington will continue to expand its more traditional revenue generating businesses, such as Ives Design, Inc. Both of these directions will be through sales to new customers by forming strategic alliances, expanding sales to existing customers, and through acquisitions.

EQUITY ACQUISITION PROGRAM (EAP)

It is also management's intention to continue to obtain equity interests in other corporations in return for the Company's management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment. The primary focus for the EAP program will be companies in the Internet and communications sector. The secondary focus will be on more traditional businesses that have good cash flow like Ives Design, Inc.

Under the EAP program, Kensington acquired a small equity interest MICROTALK TECHNOLOGIES, INC. of Minnetonka, Minnesota. MicroTalk's Pesident, Barry Voroba, PhD. has been awarded five patents for wearable wireless technology for Internet and telephone communications. The Web phone is worn as a convenient and ergonomically designed wrist device. The user can use voice commands for computer control and can send and receive spoken e-mail messages, news and weather reports, or any other Internet Web page information without sitting at the computer. The Web phone also functions as a full-featured cordless telephone.

During March 2000, Kensington was granted the exclusive agreement to purchase all rights, including patents and the molds, to a new wireless phone technology from Dr. Voroba and MicroTalk Technologies, Inc. The new devise will allow an automobile driver to drive their cars and use their cell phones "hands free" with no wires. Kensington has started to fund the development of the new wireless devise and once patents have been filed, Kensington will provide more information on the unique features of this new technology. Dr. Voroba is the former President of the Bausch & Lomb Hearing Systems Division and filed the first patent on the soft shell hearing aid.

The status of the other EAP program companies remain the same as stated in the 1998 10-KSB except for the following. The merger between Maxwell Rand Holdings and FutureTrak International, Inc. did not go through and Maxwell Rand is not operational.

ITEM 2.  DESCRIPTION OF PROPERTY

At present, the Company's principal office is located at 600 S. Highway 169, Suite 654, Interchange Tower, Minneapolis, Minnesota, 55426, occupying approximately 700 square feet and utilized entirely for executive offices. The lease includes the use of two conference rooms, some furniture and phones. The lease was entered into on March 31, 1997 and expires in 2000. The space is rented under a written lease which provides for payment of rent at an annual rate of approximately $24 a foot. Management believes that comparable office space is readily available if the Company were to lose its lease.

As a result of its acquisition of Ives, the Company owns two buildings. One building has 18,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,500 square feet are utilized for offices and 16,000 square feet for manufacturing. There is also a 7,200 SF storage building.

As a result of its acquisition of Mail Call, Inc., Kensington has a lease on 700 square feet in Mirimar, Florida which expires in November 2000 at approximately $14 a square foot.

On January 17, 2000, Kensington opened a new office in New York City on a month-to-month lease with monthly payments of approximately $1,000 a month.

During March 2000, Kensington opened an office in Waltrop, Germany on a month-to-month lease with monthly payments of approximately $1,500 a month.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings that the management is aware of at this time.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A stockholder's meeting was held on October 9, 1999. At that meeting a new Board was approved, the Articles were amended to add more protection for directors, and the board of directors were given the right to change the name of Kensington.

                                     PART II

     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

ITEM 5:   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    During 1999 the stock was quoted at a low of $.06 to a high of $4.25. On December 31, 1999 the stock was quoted at a bid of $2.125 with an asking price of $2.625. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

         (a) MARKET INFORMATION

               The Registrant's securities are traded on the Bulletin Board as "KNSC".

         (b) HOLDERS

               At December 31, 1999 there were approximately 850 shareholders of record including people who held stock in "street name".

         (c) DIVIDENDS

               The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
SELECTED FINANCIAL INFORMATION:

                                    1999                    1998
Total Revenue                   $3,621,533             $3,934,579
Cost of Sales                    2,388,232              2,652,620
                                 ---------              ---------
Gross Profit                    $1,233,301             $1,281,959
Operating Expense                1,081,357                994,358
                                 ---------                -------
Income from Operations          $  151,944             $  287,601
Other Income (Expense)             (49,002)               (86,573)

Net Income                      $  102,942             $  201,028
Diluted earnings per share      $     0.02             $     0.06

As noted above, the Company produced net income of $102,942 in 1999. The decrease in net income from 1998, is due to increased operating costs, legal and accounting fees incurred for the acquisition of Mail Call. In addition, Ives Design's largest customer delayed orders into the year 2000, due to Y2K fears. This produced the largest revenue month in the history of the company in January 2000.

ITEM 7:  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements of the Company are included herein following the signatures, beginning at page F-1.

ITEM 8:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                   MANAGEMENT

          The executive officers and Directors of the Company are as follows:

Name                                    Age               Position
----                                    ---               --------
Keith A. Witter                          52          Director

Mark Haggerty                            52          Chief Executive Officer
                                                     & Director

Keith Bernhardt                          78          Director

Dr. Graeme Wallace                       58          Director

Holly Callen Hamilton                    51          V. P. & Secretary

Mike Nakonechny                          71          Chairman

Jeff Etten                               43          Chief Financial Officer

Directors are elected for an indefinite term not to exceed five years, expiring at the annual shareholders' meeting next held after their election and until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

KEITH A. WITTER has been a Director of the Company since May 1, 1993. From January 1992 to April 1993, Mr. Witter served as President and Chief Operating Officer of the Company. He received a B.A. in business administration and economics in 1969 from Gustavus Adolphus College, and in 1973 obtained a JD degree from the University of Minnesota Law School. Since 1984, Mr. Witter has served as President and owner of Askar Corporation, a securities broker-dealer with 85 representatives in five states. He also is the President of F.F.P. Investment Advisors, Inc., a financial planning firm, a position he has held since 1984

MIKE NAKONECHNY lives in Pennsylvania and is an Electrical Engineer. He has been a Director since October 15, 1994. Mr. Nakonechny is on the Boards of Mentor Corporation of Minneapolis and Silicon Technology Corporation and his own company, NAK Associates Corp.

MARK HAGGERTY became an employee of Kensington on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a graduate of the University of Minnesota Law School and is a practicing attorney. From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota. From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc. During the past twenty years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. Mr. Haggerty is also a Registered Securities Representative. He serves as the elected Vice Chairman of the Hennepin County Parks, and on the Boards for all of the Kensington companies. Haggerty has been a Director since October 15, 1994.

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

HOLLY CALLEN HAMILTON Ms. Callen is a Graduate of Indiana University with a BS Degree and received a MS Degree from the University of Illinois. She formed Callen & Associates. Inc. in 1983 and has served as its President ever since. Ms. Callen will serve as District Governor of Rotary International District #5950
for the years 2001-2002. District #5950 covers all of Minneapolis and southwestern Minnesota.

JEFF ETTEN is a C.P.A. and a member of the Minnesota Society of Certified Public Accountants. Mr. Etten was formerly the C.F.O. of Heritage Computer. Mr. Etten received his BS degree in Accounting from the University of Wisconsin-Eau Claire.

KEY PERSONNEL

DENNIS KRAUSE is the President and a Director of Ives Design, Inc. and is in charge of production.

RON SCHNELL is Vice President and Chief Technology Officer and Chief Software Architect. Mr. Schnell has over 20 years of programming and networking experience, and has been writing software for the Internet (Arpanet) since 1978. By the age of 14, Mr. Schnell was lecturing in computer science at the university level. At 18, Syracuse University accelerated Mr. Schnell into the masters' program in computer science because of his advanced knowledge of the subject. He left Syracuse for a position in OS development at Bell Laboratories, followed by a stint at IBM in kernel development. Mr. Schnell then went on to found Secure Online Systems providing UNIX systems management software, raising over $1.0 M to finance the operation. His next venture was as founder and president of Driver Aces, Inc., a consulting firm which designs and writes device drivers for the UNIX operating system. The company's customers include several Fortune 500 clients, including Sun Microsystems, Digital Equipment Corporation, and Lucent. Mr. Schnell has additionally had technical and managerial positions at Sun Microsystems, AT&T Network Systems, NCR, and the Massachusetts Institute of Technology.

ITEM 10:  EXECUTIVE COMPENSATION

                  (a)  REMUNERATION
COMPENSATION PURSUANT TO AGREEMENTS

     In May 1993 the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as corporate counsel. Mr. Haggerty's salary is $65,000 per year and his law firm, Haggerty & Associates, Inc. is retained at an additional $12,000 per year. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance, is reimbursed expenses incurred on company business and receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. On September 9, 1993 the Board of Directors requested that
Mr. Haggerty become the C.E.O.- C.O.O of Kensington and the Chairman and C.E.O. of Ives Design, Inc. Mr. Haggerty has waived a number of his benefits. Mr. Haggerty's contract was extended through May 1, 2001.

Mr. Ron Schnell has a two year employment agreement to receive $160,000 during the first year plus benefits and $200,000 the second year. Mr. Schnell has also signed a non compete agreement and has assigned to Kensington all rights to his 170,000 lines of proprietary source codes.

Mr. Etten receives a combined consulting and employee package of $57,990 a year for acting as C.F.O. Mr. Etten also receives a car allowance, vacation and expense reimbursement.

The directors receive no pay and only get reimbursed for expenses. The directors have also been granted warrants. All of the directors have deferred reimbursement of expenses in order to make sure that production workers are paid first.

COMPENSATION PURSUANT TO PLANS
STOCK OPTIONS

The Company has adopted an incentive stock option plan which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company's common stock on the date of grant of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors. On March 17, 1995 the Company's board authorized the issuance of options at $.32 for a period of five years. The stock price on March 17, 1995 was $.375. The 10,000 options authorized to the employees of Ives Design, Inc. on May 1, 1993 was withdrawn and the Board on March 17, 1995 authorized 50,000 options to the 26 employees of Ives Design, Inc. at $.32 for five years. In addition each director, the CFO and the corporate secretary were authorized to receive 50,000 options each at $.32 for five years. On April 15, 1999, when the price of Kensington stock was $.125, the directors authorized more options and warrants for employees, directors, and the corporate secretary at $.11 for five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth information as of December 31, 1999 regarding ownership of the Company's common stock by (i) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (ii) the directors individually, either directly or through corporations or family members, and (iii) all officers and directors as a group. All persons listed have either direct or indirect voting and investment power with respect to their shares unless otherwise indicated.

     NAME                  Shares     Percentage
     ----                  ------     ----------
Dennis Krause              226,722       3.6%
7733 Quincy St.
Spring Lake Park,
Minnesota  55432

Keith Bernhardt            376,104        6%
107 Cliffmore Rd
W. Hartford, CT
06107

G. Wallace                 162,500       2.6%
151 Yonge St.
Toronto, Canada

Mike Nakonechny            206,250       3.3%
114 S. Pine Street
Elverson, PA 19520

Mark Haggerty              281,188       4.5%
8325 Northwood Pkwy
New Hope, MN 55427

Keith Witter               160,275       2.6%
606 23rd Street NE
Rochester, MN 55906

Other Officers              16,600      nominal

Total (1)                1,429,639      27.3%

All officers & key
persons & directors as a
Group, nine persons (1)

(1) On December 31, 1999 there were 5,239,150 shares issued and outstanding. On February 18, 2000 Kensington acquired all of Ron Schnell's shares in Mail Call, Inc. for 1,000,000 restricted shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                              CERTAIN TRANSACTIONS

     In connection with the Company's 1992 acquisition of American Gas, the Company assumed certain obligations of American Gas. Among these obligations was the issuance of the Company's securities (as described more fully below) to creditors and investors who participated in a series of oil and gas drilling partnerships promoted by Liberty National Corporation ("Liberty"), a defunct corporation whose assets American Gas acquired in a sale approved by the Superior Court of the State of California, Orange County on May 3, 1994. In consideration for the purchase of such assets, the Company agreed to issue to the approximately 634 Liberty creditors/investors 125,000 shares of common stock (the "Liberty Shares") and 1,000,000 warrants (the "Class A Liberty Warrants"). Each Class A Liberty Warrant is exercisable for six months from issuance to purchase one share of common stock at $2.50 per share and one Class C Liberty Warrant which is exercisable at $7.00 per share for three years. These Class A Liberty Warrants are subject to redemption at the sole option of the Company at any time commencing three months after their issuance, at a redemption price of $.001 per Class A Liberty Warrant. The Company shall give thirty days' written notice to all holders of the Liberty Warrants of such redemption, during which time the holder shall have the right to exercise such Warrant. Upon notice of redemption to the warrant holders and the warrant holders failure to exercise their right of conversion, the Company shall, upon surrender and delivery of the warrant certificates to the Company or its transfer agent, pay the warrant holder a sum equal to the $.001 redemption price per warrant times the number of warrants surrendered. At the date of drafting this 10-KSB, no Liberty Warrants have been either issued or exercised.

ITEM 13.             DESCRIPTION OF SECURITIES

COMMON STOCK

     The Company has authorized 50,000,000 shares of stock, no par value. Of the 50,000,000 shares, 40,000,000 shares have been designated as common stock and 10,000,000 as unclassified. Each holder of common stock has one vote per share on all matters voted upon by the shareholders. Such voting rights are non-cumulative so that the shareholders holding more than 50% of the outstanding shares of common stock are able to elect all members of the Board of Directors. There are preemptive rights or other rights of subscription. Each share of common stock is entitled to participate equally in dividends if and when declared by the Board of Directors of the Company out of funds legally available and is entitled to participate equally in the distribution of assets in the event of liquidation. All shares, when issued and fully paid, are non-assessable and are not subject to redemption or conversion and have no conversion rights.

     The value of a share has been arbitrarily determined. The offering price bears no relationship to assets, earnings, book value or any other commonly used criteria for valuation.

WARRANTS

         On September 11, 1992, the Company authorized the issuance of an aggregate of 1,000,000 warrants to the creditors/investors of Liberty (the "Class A Liberty Warrants"). The Class A Liberty Warrants were issued in connection with the sale of certain of Liberty's assets to the Company through and by virtue of the Company's acquisition of American Gas. These Liberty Warrants are issued subject to the terms and conditions of certain Warrant Agreements. The foregoing description of the Liberty Warrants is not complete and is qualified in all respects by the Liberty Warrant Agreement.

From September 1999 through February 2000 Kensington raised $1,250,000 in a Regulation D 506 Private Placement. Each investor received a five year warrant with an exercise price of $2.50 per share. Neither the warrants nor the stock had "piggyback" registration rights.

CONVERTIBLE DEBENTURES

There are 22 debenture holders who have the right to convert their 369,400 debentures to stock at an exercise price of $1.00 through April 2001. Approximatly $170,000 of the debentures are secured and the others are unsecured. Kensington is paying 12% APR interest on these debentures.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS.             See Table of Content.

         (B) REPORTS ON FORM 8-K Filed in December 1999 and in February 2000.



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



                  #21.2 Form of Warrants & Debentures                   ***
                  #10.2 Acquisition of Mail Call                       ****
                  #27   Financial Data Schedule

                  * Filed as exhibits to Company's registration 33-38119-C to the SEC

                  **       Filed as part of Form 8-K to SEC on 2-12-93

                  ***      Filed as an exhibit to Form 10-K filed on June 1993.

                  **** Filed as an exhibit to Form 8-K filed in December 1999 and amended in February 2000.

                  All 10-Qs, 8-Ks and amendments, S-8s and 10-Ks and 10-KSBs filed since 1989 are incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION

                      By:  /s/ Mark Haggerty
                          --------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director

                             Dated: March 24, 2000

 /s/ Mike Nakonechny              Chairman
----------------------------
By: Mike Nakonechny
Dated: March 24, 2000

Director Keith Bernhardt is on page 20 and Director Dr. Graeme Wallace is on page 21 and Director Keith Witter is on page 22.














                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION

                      By:  /s/ Mark Haggerty
                          --------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director

/s/ Keith Bernhardt           Director
-------------------------
By: Keith Bernhardt

Dated: March 24, 2000














                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION

                      By:  /s/ Mark Haggerty
                          --------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director

/s/ Graeme Wallace               Director
-------------------------
By: Graeme Wallace
Dated: March 24, 2000














                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION

                      By: /s/ Mark Haggerty
                         ---------------------------------
                    Mark Haggerty, C.E.O.- C.O.O. & Director

/s/ Keith Witter                    Director
---------------------------
By: Keith Witter

Dated: March 24, 2000

                        KENSINGTON INTERNATIONAL HOLDING
                          CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Independent Public Accountants                           F-2

Consolidated Financial Statements:
  Balance Sheets                                                   F-3

  Statements of Operations                                         F-4

  Statements of Stockholders' Equity (Deficit)                     F-5

  Statements of Cash Flows                                         F-6

Notes to Consolidated Financial Statements                  F-7 - F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kensington International Holding Corporation:

We have audited the accompanying consolidated balance sheets of Kensington International Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kensington International Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota
February 3, 2000

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                          1999                  1998
                                                                                  --------------------- --------------------
                                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $          1,026,036   $            72,220
  Accounts receivable                                                                          491,631               563,823
  Inventories                                                                                  286,831               195,843
  Other current assets                                                                          18,215                22,208
                                                                                  ---------------------  --------------------
    Total current assets                                                                     1,822,713               854,094
                                                                                  ---------------------  --------------------

OTHER ASSETS:
  Property and equipment, net                                                                  275,803               295,659
  Investment in oil and gas properties, net                                                     65,181                67,927
  Investments in unconsolidated corporations                                                    40,000                     0
  Investment in unconsolidated oil and gas partnership                                               0                10,000
  Notes receivable - related parties, net                                                       11,125                16,625
  Loan costs, net                                                                               27,403                32,667
  Intangible, net                                                                                4,968                     0
                                                                                  ---------------------  --------------------
    Total other assets                                                                         424,480               422,878
                                                                                  ---------------------  --------------------
                                                                                  $          2,247,193   $         1,276,972
                                                                                  =====================  ====================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Line of credit - bank                                                           $                  0   $            35,000
  Notes payable - related parties                                                               82,965               124,715
  Current portion of long-term debt                                                            354,058                31,252
  Current portion of capital lease obligations                                                   5,913                16,614
  Accounts payable                                                                             278,706               283,365
  Accrued expenses                                                                             151,566               273,889
                                                                                  ---------------------  --------------------
    Total current liabilities                                                                  873,208               764,835

LONG-TERM DEBT, NET OF CURRENT PORTION                                                         448,368               815,615
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                    0                 5,912
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                   466,567                     0
                                                                                  ---------------------  --------------------
    Total liabilities                                                                        1,788,143             1,586,362
                                                                                  ---------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, no par value, 50,000,000 shares authorized,
   5,239,150 and 3,238,750 shares issued and outstanding                                     4,796,893             3,596,883
 Stock subscriptions receivable                                                               (62,797)             (169,552)
 Accumulated deficit                                                                       (4,275,046)           (3,736,721)
                                                                                  ---------------------  --------------------
    Total stockholders' equity (deficit)                                                       459,050              (309,390)
                                                                                  ---------------------  --------------------
                                                                                  $          2,247,193   $         1,276,972
                                                                                  =====================  ====================

          See accompanying notes to consolidated financial statements.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                 1999                                  1998
                                                 ------------------------------------  ------------------------------------
                                                       Amount            Percent             Amount             Percent
                                                 -------------------  ---------------  --------------------  --------------
Revenues                                         $        3,621,533            100.0   $         3,934,579           100.0

Cost of sales                                             2,388,232             66.0             2,652,620            67.4
                                                 -------------------  ---------------  --------------------  --------------

Gross profit                                              1,233,301             34.0             1,281,959            32.6

Operating expenses                                        1,081,357             29.8               975,204            24.8

Loss on impairment of oil and gas
  investment                                                      0              0.0                19,154             0.5
                                                 -------------------  ---------------  --------------------  --------------

Income from operations                                      151,944              4.2               287,601             7.3

Other income (expense)                                      (49,002)            (1.4)              (86,573)           (2.2)
                                                 -------------------  ---------------  --------------------  --------------

INCOME BEFORE INCOME TAXES                                  102,942              2.8               201,028             5.1

Provision for income taxes                                        0              0.0                     0             0.0
                                                 -------------------  ---------------  --------------------  --------------

Net income                                       $          102,942              2.8   $           201,028             5.1
                                                 ===================  ===============  ====================  ==============


BASIC EARNINGS PER COMMON SHARE                  $             0.03                    $              0.06
                                                 ===================                   ====================

SHARES USED IN COMPUTING BASIC
  EARNINGS PER COMMON SHARE                               3,993,486                              3,234,084
                                                 ===================                   ====================

DILUTED EARNINGS PER COMMON SHARE                $             0.02                    $              0.06
                                                 ===================                   ====================

SHARES USED IN COMPUTING DILUTED
  EARNINGS PER COMMON SHARE                               4,866,567                              3,234,084
                                                 ===================                   ====================

          See accompanying notes to consolidated financial statements.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              Common Stock                 Stock
                                        ---------------------------     Subscriptions    Accumulated
                                           Shares         Amount         Receivable         Deficit          Total
                                        -----------     -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 1997               3,208,750     $ 3,589,383     $  (169,552)     $(3,937,749)     $  (517,918)

  Issuance of common stock, net
    of related costs                         30,000           7,500              --               --            7,500

  Net income                                     --              --              --          201,028          201,028
                                        -----------     -----------     -----------      -----------      -----------

BALANCE - DECEMBER 31, 1998               3,238,750       3,596,883        (169,552)      (3,736,721)        (309,390)

  Issuance of common stock, net
    of issuance costs                     1,255,250       1,114,737              --               --        1,114,737

  Conversion of debt and accrued
    expenses to common stock                629,700          73,954              --               --           73,954

  Issuance of common stock for
    services rendered                       100,000           3,120              --               --            3,120

  Issuance of common stock from
    exercise of stock options                15,450           8,199              --               --            8,199

  Collection of stock subscriptions
    receivable                                   --              --         106,755               --          106,755

  Adjustment for minority interest
    in consolidated subsidiary                   --              --              --         (641,267)        (641,267)

  Net income                                     --              --              --          102,942          102,942
                                        -----------     -----------     -----------      -----------      -----------

BALANCE - DECEMBER 31, 1999               5,239,150     $ 4,796,893     $   (62,797)     $(4,275,046)     $   459,050
                                        ===========     ===========     ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                          1999                  1998
                                                                                   --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $           102,942   $           201,028
  Adjustments to reconcile net income to
  cash flows from operating activities:
   Depreciation, depletion and amortization                                                     57,333                74,325
   Loss or impairment on oil and gas investment                                                  6,153                19,154
   Common stock issued for services rendered                                                     3,120                     0
   Equity in (earnings) loss of unconsolidated oil and gas partnerships                           (347)                  487
   Equity in loss of unconsolidated corporation                                                 12,441                     0
   Minority interests in loss of consolidated subsidiary                                       (21,930)                    0
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        72,192               (89,043)
     Inventories                                                                               (90,988)               (5,917)
     Other current assets                                                                        5,915                22,426
     Accounts payable                                                                          (14,690)              (27,617)
     Accrued expenses                                                                          (89,309)               84,582
                                                                                   --------------------  --------------------
      Cash flows from operating activities                                                      42,832               279,425
                                                                                   --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from unconsolidated oil and gas partnerships                                     4,194                     0
  Purchases of property and equipment                                                          (12,488)              (31,769)
  Investment in and advances to unconsolidated subsidiary prior to consolidation              (179,049)                    0
  Investment in unconsolidated corporations                                                    (40,000)                    0
  Collections on notes receivable - related parties                                              5,500                 6,000
                                                                                   --------------------  --------------------
      Cash flows from investing activities                                                    (221,843)              (25,769)
                                                                                   --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in line of credit - bank                                                        (35,000)             (113,099)
  Payments on notes payable - related parties                                                     (810)              (32,404)
  Proceeds from long-term debt                                                                  80,000                15,484
  Payments on long-term debt                                                                   (55,683)              (44,267)
  Payments on capital lease obligations                                                        (16,613)              (22,835)
  Payments of loan costs                                                                             0                (2,000)
  Proceeds from issuance of common stock, net of issuance costs                              1,114,737                 7,500
  Proceeds from exercise of stock options                                                        8,199                     0
  Collections on stock subscriptions receivable                                                 37,997                     0
                                                                                   --------------------  --------------------
      Cash flows from financing activities                                                   1,132,827              (191,621)
                                                                                   --------------------  --------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          953,816                62,035

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                    72,220                10,185
                                                                                   --------------------  --------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $         1,026,036   $            72,220
                                                                                   ====================  ====================

          See accompanying notes to consolidated financial statements.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Kensington International Holding Corporation (Kensington or the Company), was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky. In 1992, the Company's focus shifted from development of oil and gas properties to becoming a diversified company. At December 31, 1999, the Company has three wholly-owned subsidiaries:
Ives Design, Inc. (Ives), Bluegrass Management and Operating Company (Bluegrass) and Kensington American Gas Drilling #1, LLC (Drilling #1); and three majority owned corporations: Mail Call, Inc. (Mail Call), I-Med Software, Inc. (I-Med) and Interchange Medical, Inc. (Interchange).

Ives was acquired in April 1992. Ives manufactures non-refrigerated, customized display fixtures, primarily for the supermarket industry, and extends unsecured credit to customers in the normal course of business. Customers are located throughout the Midwest region of the United States.

Mail Call was formed in June 1997 and Kensington acquired its interests during 1999. Mail Call is in the development stage and has yet to generate significant revenues. Mail Call is engaged in electronic mail retrieval service via telephone. Its principal customers are expected to be located worldwide.

Bluegrass was formally the wholly-owned subsidiary of American Gas Corporation (American). During 1998, American was sold and the ownership of Bluegrass was transferred to the Company. Bluegrass is currently inactive.

Drilling #1, I-Med and Interchange are inactive.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kensington, Ives, American, and Mail Call. All significant intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

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

DEPRECIATION - Property and equipment are recorded at cost and are being depreciated over their estimated useful lives using the straight-line method. Depreciation expense was $49,323 and $53,085 for the years ended December 31, 1999 and 1998.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

AMORTIZATION - Loan costs are amortized over the term of the loan on a straight-line basis. Accumulated amortization was $10,560 and $7,296 at December 31, 1999 and 1998. Intangible asset consists of a trademark and is being amortized using the straight-line method over a period of fifteen years.

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

Unproved oil and gas properties are periodically assessed for impairment value, and any loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Pipeline and other equipment are being depreciated over their estimated useful lives using the straight-line method. Depreciation, depletion and amortization expense was $2,746 and $13,524 for the years ended December 31, 1999 and 1998.

REVENUE RECOGNITION - The Company recognizes revenue from sales at the time that ownership transfers to the customer, principally at shipment of the product, and upon completion of the earnings process for oil and gas activities.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising expense was $1,787 and $148 for the years ended December 31, 1999 and 1998.

EARNINGS PER COMMON SHARE - The Company accounts for earnings per share as required under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). Statement 128 requires disclosures of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common stock equivalents are not included in the computations of diluted EPS if their inclusion would be antidilutive.

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

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of debt and capital leases approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

(2) INVESTMENT IN MAIL CALL, INC.

During August 1999, the Company purchased common stock of Mail Call from an existing stockholder for $25,000. Their ownership interest was approximately 37% upon completion of the transaction. During November 1999, the Company purchased additional common stock from Mail Call increasing their ownership interest to approximately 51%. Mail Call was accounted for under the equity method until majority ownership was obtained, and consolidated thereafter.

(3) INVENTORIES

Inventories consisted of the following at December 31:

                                                                 1999                   1998
                                                         ---------------------- ---------------------
Raw materials                                            $            136,941   $           113,343
Work in process                                                        23,556                 7,531
Finished goods                                                        126,334                74,969
                                                         --------------------------------------------
   Total                                                 $            286,831   $           195,843
                                                         ====================== =====================

(4)      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                                          1999                   1998
                                                         ---------------------- ---------------------
Land                                                     $             19,500   $            19,500
Buildings                                                             268,699               268,699
Equipment                                                             376,310               326,668
Less: accumulated depreciation and amortization                      (388,706)             (319,208)
                                                         --------------------------------------------
                                                         $            275,803   $           295,659
                                                         ====================== =====================

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

(5) INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties, using successful efforts accounting, consisted of the following at December 31:

                                                                                1999                   1998
                                                                        ---------------------- ---------------------
Proved properties                                                       $            111,613   $           111,613
Pipeline and equipment                                                                87,344                87,344
                                                                        ---------------------- ---------------------
                                                                                     198,957               198,957
Less: accumulated depreciation, depletion and amortization                          (133,776)             (131,030)
                                                                        ---------------------- ---------------------
                                                                        $             65,181   $            67,927
                                                                        ====================== =====================

No costs were incurred in oil and gas property acquisition, exploration and development activities during 1999 or 1998.

(6) INVESTMENTS IN UNCONSOLIDATED CORPORATIONS

During 1999, the Company purchased 50,000 shares of common stock of You-Do, Inc. for $30,000 and 10,000 shares of common stock of Microtalk Technologies, Inc. for $10,000. These investments are being accounted for at cost as the Company's ownership is less then 20%. The Company's intent is to hold these shares beyond one year and as such have classified the investments as long-term. In addition, the Company was granted a five-year option to purchase an additional 30,000 shares of common stock of You-Do, Inc. at $1.00 a share.

(7) INVESTMENT IN UNCONCOLIDATED OIL AND GAS PARTNERSHIP

The Company had a 46.6% limited partner interest in an oil and gas partnership. During 1998, it was determined the investment was impaired and the investment was written down to $10,000. During 1999, the partnership sold its assets and ceased operations. The Company recognized a loss of $6,153 in 1999.

(8) NOTE RECEIVABLE - RELATED PARTY, NET

Note receivable - related party consisted of a note receivable from B & K Oil Company, Inc. (B & K). The note bears interest at 8%, is unsecured and due on demand. The Company is currently receiving monthly payments of $500. The balance at December 31, 1999 and 1998 of $21,125 and $26,625 was reduced by a reserve of $10,000. B & K is owned by three individuals, two of which are Kensington stockholders.

During 1998, the Company wrote off a $30,000 note receivable from B & D Commerical Ventures which had previously been fully reserved for.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

(9) LINE OF CREDIT - BANK

The Company has a $200,000 line of credit with Riverside Bank. The line bears interest at 1.5% over the bank's reference rate (10% at December 31, 1999), matures October 2000, and is secured by all of the Company's assets and guaranteed by two of the Company's directors/stockholders. Outstanding borrowings were $0 and $35,000 at December 31, 1999 and 1998.

(10) NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Note payable to director/stockholder, interest at 12%, due on demand, unsecured.  Note holder has option to convert to common stock at a conversion
price of $.11 until note is paid.                                                $             16,500   $            16,500

Note payable to stockholder, interest at 8%, due February 1994, unsecured.                      3,750                 3,750

Note payable to stockholder, interest at 9%, due December 1993, unsecured.                     39,800                39,800

Note payable to stockholder, converted to common stock during 1999.                                 0                 7,953

Note payable to director/stockholder, interest at 10%, due May 1996, secured by
Company's assets.  Note holder has option to convert to common stock at a
conversion price of $.11 until note is paid.                                                   14,689                37,500

Various notes payable to stockholders, unsecured.                                               8,226                19,212
                                                                                 ---------------------- ---------------------
                                                                                 $             82,965   $           124,715
                                                                                 ====================== =====================

(11) LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Debentures payable to stockholders and non-stockholders - monthly installments of interest at 12%, due three years from issue date through April 2001, $176,000 secured by Ives' real estate, remainder unsecured.  Debenture holders have
option to convert to common stock at $1.00 per share until maturity.             $            369,442   $           395,678

Note payable - Regency Savings Bank - monthly installments of $3,654 including
interest at 10.5%, secured by real estate, due August 2007.                                   351,595               357,664

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Note payable - Riverside Bank - monthly installments of $2,568 including interest at 1.5% over bank's reference rate (10% at December 31, 1999), secured by substantially all of the Company's assets and guaranteed by two of the
Company's directors/stockholders.                                                $             72,271   $                 0

Note payable - Riverside Bank - monthly installments of $493 including interest
at 9%, secured by vehicle, due June 2001.                                                       9,118                13,177

Note payable to stockholder, unpaid principal applied against outstanding stock
subscription receivable (see Note 13).                                                              0                80,348
                                                                                 ---------------------- ---------------------

Total long-term debt                                                                          802,426               846,867
Less:  current portion                                                                       (354,058)              (31,252)
                                                                                 ---------------------- ---------------------
Long-term debt, net                                                              $            448,368   $           815,615
                                                                                 ====================== =====================

Future maturities of long-term debt are as follows for the years ending December 31:

                   2000                                                      $            354,058
                   2001                                                                    91,833
                   2002                                                                    43,210
                   2003                                                                    54,910
                   2004                                                                    60,961
                   Thereafter                                                             197,454
                                                                             ----------------------
                       Total                                                 $            802,426
                                                                             ======================

(12) CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease agreements expiring through August 2000. Interest is provided for at interest rates ranging from 13.3% to 17.1%. These obligations are secured by the equipment under lease. Total cost of the leased equipment is $22,950 and $90,862 and the accumulated amortization on this equipment was $17,350 and $70,819 at December 31, 1999 and 1998.

Future minimum lease payments required under the capital leases are $6,231 for the year ending December 31, 2000, of which $318 represents interest.

(13) STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK - During 1999, the Company sold units consisting of the Company's common stock and warrants to purchase common stock. The Company issued 1,255,250 shares of common stock and 1,255,250 warrants to purchase common stock at $2.50 per share and received proceeds of $1,114,737, net of issuance costs. The warrants are exercisable for five years. In addition, the Company issued 99,975 dealer warrants to purchase common stock at $1.00 per share exercisable for five years.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

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

During 1999, two of the stock subscriptions and accrued interest were collected.

STOCK WARRANTS - Outstanding and fully vested stock warrants (exercisable through November 2004) consisted of the following:

                                                                                       Number of             Per Share
                                                                                       Warrants                Price
                                                                                 ---------------------- ---------------------
Outstanding - December 31, 1997                                                             1,467,055          $.50 - $3.00
  Granted                                                                                           0                   .00
  Canceled and expired                                                                       (613,933)          1.00 - 3.00
                                                                                 ---------------------- ---------------------
Outstanding - December 31, 1998                                                               853,122          $.50 - $3.00
  Granted                                                                                   1,604,625            .11 - 2.50
  Exercised                                                                                   (10,500)                  .63
  Canceled and expired                                                                       (439,550)            .50 - .63
                                                                                 ---------------------- ---------------------
Outstanding - December 31, 1999                                                             2,007,697           $.11 - 3.00
                                                                                 ====================== =====================

STOCK OPTION PLAN - The Company has a stock option plan, which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan. The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant and have a life of five years.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net income and basic and diluted EPS would have been decreased to the proforma net income and basic and diluted EPS indicated below for the years ended December 31:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Net income as reported                                                           $            102,942   $           201,028
Proforma net income                                                              $             74,142   $           201,028
Basic EPS as reported                                                            $                .03   $               .06
Diluted EPS as reported                                                          $                .02   $               .06
Proforma basic and diluted EPS                                                   $                .02   $               .06

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

In determining the compensation cost of the options granted during 1999 and 1998, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                                                      1999                  1998
                                                              --------------------- ----------------------
Risk free interest rate                                                        6%                     7%
Expected life of options granted                                          5 years                5 years
Expected volatility of options granted                                        75%                     0%
Expected dividend yield                                                        0%                     0%

Information regarding the Company's stock options is summarized below:

                                                        1999                                        1998
                                    ----------------------------------------------------------------------------------------
                                                                 Weighted                                    Weighted
                                          Number of          Average Exercise          Number of         Average Exercise
                                           Options                 Price                Options                Price
                                    ---------------------- -------------------------------------------- --------------------
Options outstanding, beginning of
year                                            179,700    $                 .32              380,700   $              1.53
  Granted                                       400,000                      .11                    0                   .00
  Canceled or expired                                 0                      .00             (201,000)                 2.62
  Exercised                                      (4,950)                     .32                    0                   .00
                                    ----------------------                       ----------------------
Options outstanding,
  end of year                                   574,750    $                 .17              179,700   $               .32
                                    ====================== ===================== ====================== ====================
Options exercisable, end of
  year                                          574,750    $                 .17              179,700   $               .32
                                    ====================== ===================== ====================== ====================
Weighted average fair value
  of options granted during
  the year                                                 $                 .07
                                                           ======================

Options outstanding at December 31, 1999 have exercise prices of $.11 and $.32 and a weighted average remaining contractual life of 3.01 years.

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

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

STOCK CONVERSION OPTION - The Company granted a director/stockholder the option to convert accrued expenses to common stock at $.11 per share. The individual can acquire up to 200,000 shares per year through April 2001.

(14) RETIREMENT PLAN

The Company has a Simple IRA retirement plan for the benefit of employees who qualify for participation. Company contributions to the plan were $21,924 and $18,110 for the years ended December 31, 1999 and 1998.

(15) COMMITMENTS AND CONTINGENCIES

OPERATING LEASE - The Company leases corporate office space under leases expiring through December 2000. Monthly base rents are $3,066. In addition, one of the leases requires the Company to pay its prorata share of operating expenses. The Company also leases certain equipment under a lease expiring October 2000. Monthly base rent is $376. Rent expense was $18,451 and $13,363 for the years ended December 31, 1999 and 1998.

Future minimum rental payments are $27,657 for the year ending December 31, 2000.

MAJOR CUSTOMER - The Company had sales to a single customer and its affiliates representing approximately 73% and 82% of total product sales for the years ended December 31, 1999 and 1998. Accounts receivable from this customer and its affiliates represented approximately 59% and 70% of total accounts receivable at December 31, 1999 and 1998.

EMPLOYMENT AGREEMENT - The Company has an employment agreement with an officer/stockholder that requires minimum annual compensation of $65,000. The agreement terminates May 1, 2001.

(16) INCOME TAXES

The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $2,460,000. Of the total net operating loss carryforwards, approximately $48,000 will expire in 2004 and the remainder will expire through 2011. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Net operating loss carryforwards                                                 $            980,000   $         1,150,000
Less: valuation allowance                                                                    (980,000)           (1,150,000)
                                                                                 ---------------------- ---------------------
  Net deferred tax asset                                                         $                  0   $                 0
                                                                                 ====================== =====================

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

(17) OTHER INCOME (EXPENSE)

Total other income (expense) is as follows for the years ended December 31:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Interest income                                                                  $             54,816   $                 0
Interest expense                                                                              (93,077)             (102,285)
Interest expense - related parties                                                            (14,424)              (15,052)
Equity in earnings (loss) of unconsolidated oil and gas partnership                               347                  (487)
Equity in loss of unconsolidated corporation                                                  (12,441)                    0
Minority interests in loss of consolidated corporation                                         21,930                     0
Loss on oil and gas investment                                                                 (6,153)                    0
Other income                                                                                        0                31,251
                                                                                 ---------------------- ---------------------
  Total other income (expense)                                                   $            (49,002)  $           (86,573)
                                                                                 ====================== =====================

(18) SEGMENT REPORTING

The Company operates in three industry segments: manufacturing, oil and gas and technology. Manufacturing consists of the fabrication, marketing, and distribution of non-refrigerated, customized display fixtures. Oil and gas consists of the production of natural gas and oil interests in the United States. Technology consists of electronic mail retrieval service via telephone. A summary of the operations by segment is as follows:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Revenues from unaffiliated customers:
  Manufacturing                                                                  $          3,600,076   $         3,906,590
  Oil and gas                                                                                  20,226                27,989
  Technology                                                                                    1,231                     0
                                                                                 ---------------------- ---------------------
    Consolidated                                                                 $          3,621,533   $         3,934,579
                                                                                 ====================== =====================

Operating profit (loss):

  Manufacturing                                                                  $            389,488   $           419,079
  Oil and gas                                                                                   3,906                   544
  Technology                                                                                  (48,316)                    0
  General corporate                                                                          (193,134)             (132,022)
                                                                                 ---------------------- ---------------------
    Consolidated                                                                 $            151,944   $           287,601
                                                                                 ====================== =====================

Identifiable assets:

  Manufacturing                                                                  $          1,116,282   $         1,180,918
  Oil and gas                                                                                  74,195                82,714
  Technology                                                                                  966,372                     0
  General corporate                                                                            90,344                13,340
                                                                                 ---------------------- ---------------------
    Consolidated                                                                 $          2,247,193   $         1,276,972
                                                                                 ====================== =====================

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Depreciation, depletion and amortization:

  Manufacturing                                                                  $             49,351   $            59,710
  Oil and gas                                                                                   2,746                13,524
  Technology                                                                                    4,152                     0
  General corporate                                                                             1,084                 1,091
                                                                                 ---------------------- ---------------------
    Consolidated                                                                 $             57,333   $            74,325
                                                                                 ---------------------- ---------------------

Capital expenditures:

  Manufacturing                                                                  $              5,589   $            31,769
  Technology                                                                                    3,559                     0
  General corporate                                                                             3,340                     0
                                                                                 --------------------------------------------
    Consolidated                                                                 $             12,488   $            31,769
                                                                                 ====================== =====================

(19)       SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Cash paid for interest                                                           $            117,524   $           106,454
Cash paid for income taxes                                                       $                  0   $                 0

Noncash investing and financing activities:

  Debt and accrued expenses converted to common stock                            $             73,954   $                 0

  Stock subscription and interest receivable exchanged for debt                  $             68,758   $                 0

(20) SUPPLEMENTAL OIL AND GAS INFORMATION

Results of operations for oil and gas producing activities were as follows for the years ended December 31:

                                                                                         1999                   1998
                                                                                 ---------------------- ---------------------
Oil and gas sales                                                                $             20,226   $            27,989
Well depreciation and depletion                                                                (2,746)              (13,524)
Production and operating costs                                                                (13,574)              (22,488)
                                                                                 ---------------------- ---------------------
Operating income (loss) from oil and gas producing activities
  (excluding corporate overhead and interest costs)                              $              3,906   $            (8,023)
                                                                                 ====================== =====================

RESERVE INFORMATION (UNAUDITED) - While reserves still exist, higher than anticipated production costs and substantial additional development expenditures necessary make it highly unlikely these properties will provide future positive net cash flows. As a result, accurate and meaningful reserve quantities are unknown. All of the Company's reserves are located in the United States.

          KENSINGTON INTERNATIONAL HOLDING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

(21) SUBSEQUENT EVENTS (UNAUDITED)

SALE OF COMMON STOCK - During February 2000, the Company completed an additional sale of units consisting of the Company's common stock and warrants to purchase common stock. The Company issued 668,750 shares of common stock and received net proceeds of approximately $580,000. In addition, the Company issued 688,750 warrants to purchase common stock at $2.50 per share that are exercisable for five years and the Company issued 166,850 dealer warrants to purchase common stock at $1.00 per share exercisable for five years.

INVESTMENT IN MAIL CALL, INC. - During February 2000, the Company issued 1,000,000 shares of common stock to a minority stockholder of Mail Call in exchange for his 600 shares of Mail Call stock. The transaction increased the Company's ownership in Mail Call to approximately 85%.

EMPLOYMENT AGREEMENT - On February 18, 2000, the Company entered into an employment agreement with an officer/stockholder of Mail Call. The agreement is effective March 1, 2000 and requires annual compensation of $160,000 through February 2000 and $200,000 annually thereafter. The agreement terminates March 1, 2002 but may be renewed annually. The agreement requires the Company to pay the individual all remaining compensation due under the agreement if the individual is terminated without cause. In addition, the agreement required the Company to issue a warrant to the individual to purchase 440,000 shares of the Company's common stock at $1.00 per share exercisable for five years. The individual has the option to put the warrant back to the Company at $1.00 a share in the Company completes a private placement as outlined in the agreement. The agreement also restricts the employee from competing with the Company for two years following employment termination