Form 10QSB
period 2000-03-31
KENSINGTON INTERNATIONAL HOLDING CORP
filed 2000-05-15
CIK 854608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

For Quarter Ending March 31, 2000

Commission File Number #33-38119-C
                      ------------

                  KENSINGTON INTERNATIONAL HOLDING CORPORATION

             (Exact name of registrant as specified in its charter)

Minnesota                                                         41-1610632
--------------------------------------------------------------------------------
(State or other                                        (IRS Employer
 jurisdiction of                                          Identification No.)
 incorporation)

SUITE 654, 600 SOUTH HIGHWAY 169, MINNEAPOLIS, MN    55426
-------------------------------------------------------------
(Address of principal executive offices)          (Zip code)

Registrant's telephone number,  (612) 546-2075
                                --------------

Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
     ----                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding shares are 8,527,230 of common stock no par value.



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

Part I.  FINANCIAL INFORMATION

                          QUARTER ENDED MARCH 31, 2000

                                     GENERAL

         The following consolidated financial information is submitted in response to the requirements of Form 10-QSB and is prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further in the opinion of management, the interim consolidated financial statements reflect fairly the financial position and results of operations for the period indicated.

         The results of operations for the quarter ended as stated above are not necessarily indicative of results to be expected for the entire fiscal year ending December 31st.

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Kensington International Holding Corporation (the "Company") as of the quarter ended March 31, 2000 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Highlights:
                                    1999                2000           Increase
                                    -----               ----
in 000's
 Revenue                            $861               $1,098            27.5%
 Gross Profit                       $303                 $355            17.5%
 Net Income (Loss)                  $ 15                ($154)        (1126.6)%
 Earning (loss) per share           0.00                 (.02)


OPERATIONS
The Company is comprised of three wholly owned subsidiaries: Ives Design, Inc.
(Ives), Bluegrass Management and Operating Company (Bluegrass) and Kensington American Gas Drilling #1,LLC (Drilling #1); and three majority owned corporations: Mail Call, Inc. (Mail Call), I-Med Software, Inc. (I-Med) and Interchange Medical, Inc. (Interchange).

Ives was acquired in April 1992. Ives manufactures custom display fixtures and millwork throughout the United States. Ives also supplies installation services to its' customers.

Mail Call was formed in June 1997 and Kensington acquired interests in 1999 with an additional equity purchase in February 2000. Mail Call is in the development stage and has yet to generate significant revenues. Mail Call is engaged in electronic mail retrieval via telephone. Its principal customers are expected to be located worldwide.

Bluegrass was formerly the wholly-owned subsidiary of American Gas Corporation (American). During 1998, American was sold and the ownership of Bluegrass was transferred to the Company. Bluegrass is currently inactive.

Drilling #1, I-Med and Interchange are inactive.

         Although revenues were up from the first quarter of 1999, increased operating expenses, due primarily to the increased ownership in Mail Call caused the loss for the quarter. Revenues from Ives Design Inc. continued to be strong but Mail Call revenues lagged behind expectations. The reintroduction of Mail Call's products has been pushed back to May 2000, which will have a negative impact on the second quarter revenues and losses. The loss incurred during the quarter included a one-time payment to the former owner of Mail Call of $200k plus additional sales and marketing expenses of approximately $65k. In February the Company increased its' ownership in Mail Call to 84.8% by purchasing the stock from one of the founders. Goodwill in the amount of $746k was recorded as part of this transaction. The Company will amortize goodwill over seven years.

LIQUIDITY AND CAPITAL RESOURCES
         During the quarter, the Company completed the private placement of stock started in September 1999. Under terms of the private placement 718,750 additional shares of restricted common stock were purchased in 2000. During the quarter, debenture holders converted debt totaling $100k into 100,000 shares of restricted common stock. In addition 935,794 options and warrants were exercised, for restricted common stock, by directors, officers, employees and former employees. During the quarter accrued expenses and debt totaling $58,689 was converted to 533,536 shares of restricted common stock.


INFLATION

         The rate of inflation can have a significant impact on the Company's operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

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



                  KENSINGTON INTERNATIONAL HOLDING CORPORATION


                                             /s/ Mark Haggerty
                                             ---------------------------------
                                             Mark Haggerty
                                             Chief Executive Officer

                                             /s/ Jeff Etten
                                             ---------------------------------
                                             Jeff Etten, C.F.O.


Dated:  May 12, 2000
        Minneapolis, Minnesota

                     KENSINGTON INTERNATIONAL HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                                                   (UNAUDITED)

                                                                                         12/31/99                3/31/00
                                                                          -----------------------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                                 $1,026,036             $1,540,125
  Accounts receivable                                                                     491,631                289,014
  Inventories                                                                             286,831                252,831
  Other current assets                                                                     18,215                 61,203
                                                                          -----------------------------------------------
     Total current assets                                                              $1,822,713             $2,143,173
                                                                          -----------------------------------------------

OTHER ASSETS:
  Investment in oil and gas properties, net                                               $65,181                $64,431
  Investment in unconsolidated partnerships                                                40,000                 75,000
  Property and equipment, net                                                             275,803                277,777
  Intangibles, Net                                                                         32,371                777,970
  Notes receivable - related parties                                                       11,125                 11,125
                                                                          -----------------------------------------------
     Total other assets                                                                  $424,480             $1,206,303
                                                                          -----------------------------------------------

                                                                                       $2,247,193             $3,349,476
                                                                          ===============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - related parties                                                          $82,965                 $2,500
  Current portion of long-term debt                                                       354,058                226,782
  Current portion of obligations under capital leases                                       5,913                  3,913
  Accounts payable                                                                        278,706                228,618
  Accrued Expenses                                                                        151,566                 67,298
                                                                          -----------------------------------------------
     Total current liabilities                                                           $873,208               $529,111

Long-term debt, net of current portion                                                    448,368                448,368
Minority interests in consolidated investments                                            466,567                101,726
                                                                          -----------------------------------------------
     Total liabilities                                                                 $1,788,143             $1,079,205
                                                                          -----------------------------------------------


STOCKHOLDERS' EQUITY
  Common stock                                                                         $4,796,893             $6,699,126
  Accumulated deficit                                                                  (4,275,046)            (4,428,855)
  Stock subscriptions receivable                                                          (62,797)                     0
                                                                          -----------------------------------------------
     Total stockholders' equity                                                          $459,050             $2,270,271
                                                                          -----------------------------------------------

                                                                                       $2,247,193             $3,349,476
                                                                          ===============================================

                     KENSINGTON INTERNATIONAL HOLDING CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 1999 AND 2000
                                           (UNAUDITED)

                                                                                             1999                   2000
                                                                          -----------------------------------------------
SALES:
  Product sales                                                                          $861,893             $1,098,683
                                                                          -----------------------------------------------
     Total revenues                                                                      $861,893             $1,098,683
                                                                          -----------------------------------------------

COST OF SALES:
  Cost of products sold                                                                  $559,198               $743,398
                                                                          -----------------------------------------------
     Total cost of sales                                                                 $559,198               $743,398
                                                                          -----------------------------------------------

     Gross profit                                                                        $302,695               $355,285
                                                                          -----------------------------------------------

OPERATING EXPENSES                                                                       $238,776               $641,257
                                                                          -----------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                             $63,919              ($285,972)
                                                                          -----------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                       ($48,517)              ($32,470)
  Interest Income                                                                               0                 44,299
  Minority interest in loss of consolidated corporation                                         0                120,334
                                                                          -----------------------------------------------
    Total other income (expense)                                                         ($48,517)              $132,163
                                                                          -----------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                  $15,402              ($153,809)
  Provision for income taxes (benefit)                                                          0                      0
                                                                          -----------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                          $15,402              ($153,809)
                                                                          -----------------------------------------------

NET INCOME (LOSS)                                                                         $15,402              ($153,809)
                                                                          ===============================================


Earnings Per Share                                                                          $0.00                 ($0.02)
WEIGHTED NUMBER OF SHARES OUTSTANDING                                                   3,234,084              6,868,480

                     KENSINGTON INTERNATIONAL HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE QUARTER ENDED MARCH 31, 1999 & 2000
                                                               (UNAUDITED)

                                                                                             1999                   2000
                                                                          -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $15,402              ($153,809)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation, depletion and amortization                                                15,423                 23,725
   Minority interests in loss of consolidated subsidiary                                                        (120,334)
   Changes in operating assets and liabilities:
    Accounts receivable                                                                    79,724                202,617
    Inventories                                                                           (37,603)                34,000
    Other current assets                                                                   (9,161)               (42,988)
    Accounts payable                                                                      (11,499)               (50,088)
    Other current liabilities                                                             (40,296)               (84,268)
                                                                          -----------------------------------------------
      Cash flows from operating activities                                                $11,990              ($191,145)
                                                                          -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in notes receivable - related parties                                            2,000                      0
  Purchase of property and equipment                                                        1,588                (15,055)
  Investment in unconsolidated corporations                                                                      (35,000)

                                                                          -----------------------------------------------
      Cash flows from investing activities                                                   $412               ($50,055)
                                                                          -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in Line of Credit                                                  ($35,000)                    $0
  Increase (decrease) in notes payable - related parties                                        0                (21,276)
  Payments on long-term debt                                                                 (600)               (27,276)
  Payments on obligations under capital leases                                               (592)                (2,000)
  Proceeds from issuance of commonstock, net of costs                                           0                624,777
  Proceeds from exercise of stock options                                                       0                118,767
  Collection on stock subscriptions receivable                                                  0                 62,797
                                                                          -----------------------------------------------
      Cash flows from financing activities                                               ($36,192)              $755,789
                                                                          -----------------------------------------------

INCREASE (DECREASE) IN CASH                                                              ($23,790)              $514,589

CASH, BEGINNING                                                                            72,220              1,026,036
                                                                          -----------------------------------------------

CASH, ENDING                                                                              $48,430             $1,540,125
                                                                          ===============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Issuance of common stock for debt retirement                                                                 158,689
    issuance of common stock for Mail Call stock                                                               1,000,000