Form 10KSB40/A
period 1999-12-31
VOICE & WIRELESS CORP
filed 2000-08-02
CIK 854608

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A


(MARK ONE)

X        Annual Report under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934

For the fiscal year ended December 31, 1999
                          -----------------

         Transition report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

For the transition period from _______________________ to ______________________

Commission File No. 033-38119-C

                         Voice and Wireless Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Minnesota                                      41-1610632
-------------------------------------------------------     --------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                organization)                                Identification No.)

  Suite 654, 600 South Highway 169, Minneapolis, Minnesota        55426
----------------------------------------------------------   ----------------
          (Address of principal executive offices)                (Zip Code)

      Issuer's telephone number, including area code:        (612) 546-2075
                                                     ---------------------------

                  Kensington International Holding Corporation
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year.  $3,621,533

Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq SmallCap Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of July 28, 2000, was approximately $13,005,159.

As of July 31, 2000 there were 8,527,230 shares of the issuer's Common Stock outstanding.

         This amendment contains changes to Part II, Item 10, of the Report on Form 10-KSB for the fiscal year ended December 31, 1999, originally filed March 24, 2000.

                                     PART II

         ITEM 10.  EXECUTIVE COMPENSATION

         (a)  RENUMERATION

         COMPENSATION PURSUANT TO AGREEMENTS.

         In May 1993 the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as corporate counsel. Mr. Haggerty's salary is $65,000 per year and his law firm, Haggerty & Associates, Inc. is retained at an additional $12,000 per year. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance, is reimbursed expenses incurred on company business and receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. On September 9, 1993 the Board of Directors requested that Mr. Haggerty become the C.E.O.- C.O.O of Kensington and the Chairman and C.E.O. of Ives Design, Inc. Mr. Haggerty has waived a number of his benefits. Mr. Haggerty's contract was extended on April 6, 2000, by the board of directors, through May 1, 2003 and they increased his salary to $90,000 a year.

         Mr. Ron Schnell has a two-year employment agreement to receive $160,000 during the first year, plus benefits, and $200,000 the second year. The employment agreement includes a non-compete provision. Kensington and Mr. Schnell have also entered into a stock exchange agreement dated February 18, 2000, whereby Mr. Schnell agreed to provide Kensington a complete working copy of the Mail Call, Inc. source code. The requirement for the copy of the source code was not part of Mr. Schnell's February 18, 2000 employment agreement. Mail Call retains all rights it has to the source code of the Mail Call software system. Kensington has owned approximately 51% of Mail Call Inc. since November 1999 and has owned approximately 86% of Mail Call, Inc.
since February 18, 2000.

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

                                    SIGNATURE


      Pursuant to the requirements of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VOICE AND WIRELESS CORPORATION



Dated:  August 1, 2000                       By /s/ Mark Haggerty
                                               ---------------------------------
                                                    Mark Haggerty
                                                    Its Chief Executive Officer