Form 10QSB/A
period 2000-03-31
VOICE & WIRELESS CORP
filed 2000-08-02
CIK 854608

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(MARK ONE)

  X      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-----     Act of 1934

For the quarterly period ended March 31, 2000

         Transition report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

For the transition period from _______________________ to ______________________

Commission File No. 033-38119-C

                         Voice and Wireless Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                       41-1610632
-----------------------------------------    -----------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   Suite 654, 600 South Highway 169,
         Minneapolis, Minnesota                             55426
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:          (612) 546-2075

                  Kensington International Holding Corporation
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
            -----     -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         8,527,230 shares of Common Stock at July 31, 2000.

         This amendment contains changes to Part I, Item 2, and Part II, Item 2 of the Report on Form 10-QSB for the quarter ended March 31, 2000, originally filed May 15, 2000.

                          PART I. FINANCIAL INFORMATION

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

         Drilling #1, I-Med and Interchange are inactive.

         Although revenues were up from the first quarter of 1999, increased operating expenses, due primarily to the increased ownership in Mail Call caused the loss for the quarter. Revenues from Ives Design Inc. continued to be strong but Mail Call revenues lagged behind expectations. The reintroduction of Mail Call's products has been pushed back to July 2000, which will have a negative impact on the second and third quarter revenues and losses. The loss incurred during the quarter included a one-time payment by Mail Call to the former President of Mail Call of $200k plus additional sales and marketing expenses of approximately $65k. In February the Company increased its ownership in Mail Call to over 86% by purchasing the stock from one of the founders. Goodwill in the amount of $746k was recorded as part of this transaction. The Company will amortize goodwill over seven years.


                           PART II. OTHER INFORMATION

         ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         During February 2000, the Company completed an additional sale of units consisting of the Company's common stock and warrants to purchase common stock. The Company issued 728,750 shares of common stock and received net proceeds of approximately $580,000. In addition, the Company issued 728,750 warrants to purchase common stock at $2.50 per share that are exercisable for five years. The units were offered through the officers and directors only to investors who are "accredited" as defined in Regulation D under the Securities Act of 1933, as amended. The Company also offered the units through one or more broker-dealers. The broker-dealers were paid a commission of 6% of the placement price of the units sold to existing shareholders of the Company identified on a submitted shareholder list and 10% of the placement price of the units sold to other investors. In addition, the broker-dealers received five-year warrants to purchase 166,850 shares of common stock, at an exercise price of $1.00 per share. In connection with this offering, the Company relied upon the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act.

         During the quarter ended March 31, 2000 the Company completed the issuance of 1,083,089 shares of common stock to various individuals and entities that had loaned the Company money, or had provided services to the Company in the past without compensation. The common stock was issued pursuant to the conversion of the amounts owed by the Company to common stock at a conversion rate of 1 share of common stock for each $.11 owed by the Company. In connection with this sale, the Company relied upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act.

                                    SIGNATURE


      Pursuant to the requirements of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VOICE AND WIRELESS CORPORATION



Dated:  August 1, 2000                          By /s/ Mark Haggerty
                                                  ------------------------------
                                                  Mark Haggerty
                                                  Its Chief Executive Officer