Form 10QSB
period 2000-06-30
VOICE & WIRELESS CORP
filed 2000-08-14
CIK 854608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

For Quarter Ending June 30, 2000

Commission File Number #33-38119-C

                         VOICE AND WIRELESS CORPORATION
                                Formerly known as
                  Kensington International Holding Corporation

             (Exact name of registrant as specified in its charter)

Minnesota                                               41-1610632
-------------------------------------------------------------------------------
(State or other                                               (IRS Employer
 jurisdiction of                                          Identification No.)
 incorporation)

Suite 654, 600 South Highway 169, Minneapolis, MN    55426
-------------------------------------------------------------------------------
      (Address of principal executive offices)      (Zip code)

Registrant's telephone number,  (612) 546-2075

Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

Yes     X                    No
     ------                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding shares are 8,738,117 of common stock no par value.



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

                           QUARTER ENDED JUNE 30, 2000

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

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Voice and Wireless Corporation (the "Company") as of the quarter ended June 30,2000 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Highlights: QUARTER ENDED JUNE 30
                                                       2000              1999           CHANGE
                                                     --------           ------         -------
  Revenue (000's)                                       $859            $ 1,153         (25.4%)
Gross Profit+                                           $330            $   345         (4.30%)
 Net Income (Loss)                                     ($191)           $    74        (358.1%)
 Earning (loss) per share                             ($0.02)           $   .02

                           YEAR TO DATE ENDED JUNE 30

                                                       2000              1999          CHANGE
                                                     --------           -------        --------
 Revenue (000's)                                      $1,958            $ 2,015         (2.8%)
 Gross Profit                                         $  686            $   648          5.8%
 Net Income (Loss)                                   ($  345)           $    89       (487.6%)

 Earnings (Loss) per share                           ($ 0.04)           $  0.03


 Revenues for the quarter totaled $859k as compared to $1,153k for the same quarter in 1999. The variance in revenue is due to the timing of delivery of product and services to our customers. Year to date revenues for 2000 total $1,958k compared to $2,015k for 1999. The back-log of customer orders for Ives Design, although down from the previous quarter, continues to be strong. Although revenues for Mail Call, Inc. continue to lag behind expectations, the Company is continuing to evaluate new options for marketing Mail Call services.

Gross profit for the quarter ended June 30, 2000 totaled $330k compared to $345k for the same quarter of 1999. Gross profit percentages should continue to run in the 33-35% range in the future.


Operating expenses for the second quarter of 2000 totaled $517k as compared to $243k for the second quarter of 1999. The major portion of this variance is due to the addition of Mail Call Inc. and its related expenses in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is continuing to convert outstanding debentures to common stock. Of the $125k of debentures outstanding at June 30, 2000, the Company has received notification of conversion of $81k. The Company has the funds available to pay off the remaining debentures.

INFLATION

         The rate of inflation can have a significant impact on the Company's operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities

During April 2000, the Company completed a sale of units consisting of the Company's common stock and warrants to purchase common stock. The Company issued 87,500 shares of common stock and received proceeds of $175,000. In addition, the Company issued 87,500 warrants to purchase common stock at $3.00 per share that are exercisable for three years. The units were offered through officers only to investors who are "accredited" as defined in Regulation D under the Securities Act of 1933. In connection with this sale, the Company relied upon exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act. The proceeds from this sale were loaned to Stroke of Fortune, a Minnesota corporation, on a two-year note due on or before March 27, 2002. This note is collateralized by the assets of Stroke of Fortune.

During the quarter ended June 30, 2000 the Company completed the issuance of 123,387 shares of common stock to various individuals that had loaned the company money. The common stock was issued pursuant to the conversion of the amounts owed by the Company to common stock at a conversion rate of 1 share of common stock for each $1.00 owed by the Company. In connection with this sale, the Company relied upon exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act.

Item 3.  Defaults upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders -           None
Item 5.  Other Information

On April 27, 2000, the Company acquired 100% of the rights, title, and interest to the patent pending, digital wireless earpiece, from Micro Talk Technologies, Inc. through a Transfer of Inventions and Royalty Agreement. The digital wireless earpiece, allows the user to listen and speak on their cellular phone hands free and without wires. The wireless earpiece will work with phones, multimedia computers, stereos, and most televisions on the market today. The Company hopes to start marketing the devise during the fall of 2000.

During April, 2000, the Company loaned Stroke of Fortune, Inc. $175,000 to complete the installations of four to five wide angle, wireless electronic monitoring systems. The first commercial application is for golf courses and by the end of July, 2000, systems had been installed on a course in Palm Springs CA, another in Myrtle Beach NC, and two in the Orlando FL area using the proceeds of the loan. A wireless camera is used to monitor and record a golfer's tee shot, the golf ball's flight to the green and the place where the ball lands on the green. The golfer receives a gift certificate for the pro shop if the ball lands within ten feet of the pin or a cash prize for a hole-in-one. In addition to Stroke of Fortune paying the loan back as described herein (SEE "Changes in Securities and Use of Proceeds"), it is responsible for paying to the Company seven percent (7%) of all future gross revenues generated under this program.

Item 6. Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in
Item 2 herein.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VOICE AND WIRELESS CORPORATION, formerly known as KENSINGTON INTERNATIONAL HOLDING CORPORATION

                                         --------------------------------------
                                         Mark Haggerty
                                         Chief Executive Officer

                                   -------------------------------------------
                                   Jeff Etten, C.F.O.


Dated:  August 14, 2000
            Minneapolis, Minnesota

                 VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             JUNE 30,          DECEMBER 31,
                                                                                               2000               1999
                                                                                        -----------------  ----------------
                                                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $     1,119,014    $    1,026,036
  Accounts receivable                                                                           447,070           491,631
  Inventories                                                                                   267,831           286,831
  Other current assets                                                                           48,839            18,215
                                                                                        ---------------    --------------
     Total current assets                                                                     1,882,754         1,822,713
                                                                                        ---------------    --------------

OTHER ASSETS:
  Note receivable                                                                               175,000                 0
  Investment in oil and gas properties, net                                                      62,181            65,181
  Property and equipment, net                                                                   324,579           275,803
  Notes receivable - related parties, net                                                        11,125            11,125
  Intangibles, net                                                                              759,082            32,371
  Investment in unconsolidated corporations                                                     115,741            40,000
                                                                                        ---------------    --------------
      Total other assets                                                                      1,447,708           424,480
                                                                                        ---------------    --------------
                                                                                        $     3,330,462    $    2,247,193
                                                                                        ===============    ==============
                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related parties                                                       $         2,500    $       82,965
  Current portion of long-term debt                                                             145,250           354,058
  Current portion of capital lease obligations                                                    1,531             5,913
  Accounts payable                                                                              273,839           278,706
  Accrued expenses                                                                               63,988           151,566
                                                                                        ---------------    --------------
     Total current liabilities                                                                  487,108           873,208

LONG-TERM DEBT, NET OF CURRENT PORTION                                                          386,954           448,368
MINORITY INTEREST IN SUBSIDIARY                                                                  80,297           466,567
                                                                                        ---------------    --------------
     Total liabilities                                                                          954,359         1,788,143
                                                                                        ---------------    --------------

STOCKHOLDERS' EQUITY:
  Common stock                                                                                6,995,761         4,796,893
  Stock subscriptions receivable                                                                      0           (62,797)
  Accumulated deficit                                                                        (4,619,658)       (4,275,046)
                                                                                        ---------------    --------------
     Total stockholders' equity                                                               2,376,103           459,050
                                                                                        ---------------    --------------
                                                                                        $     3,330,462    $    2,247,193
                                                                                        ===============    ==============

           VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               QUARTER ENDED                           SIX MONTHS ENDED
                                                    ----------------------------------       -----------------------------------
                                                      JUNE 30,                JUNE 30,          JUNE 30,               JUNE 30,
                                                        2000                    1999              2000                   1999
                                                    ----------            -----------         -----------            -----------
                                                    (UNAUDITED)             (UNAUDITED)       (UNAUDITED)            (UNAUDITED)
REVENUES                                             $ 859,383            $ 1,153,123         $ 1,958,066            $ 2,015,016

COST OF SALES                                          528,944                807,980           1,272,342              1,367,178
                                                    ----------            -----------         -----------            -----------
GROSS PROFIT                                           330,439                345,143             685,724                647,838

OPERATING EXPENSES                                     517,174                243,569           1,158,431                482,345
                                                    ----------            -----------         -----------            -----------
INCOME (LOSS) FROM OPERATIONS                         (186,735)               101,574            (472,707)               165,493

OTHER INCOME (EXPENSE):
  Interest income                                       (3,966)                     0              40,333                      0
  Interest expense                                     (23,704)               (28,610)            (56,174)               (77,127)
  Other income                                           2,174                    914               2,174                    914
  Minority interest in loss of subsidiary               21,429                      0             141,763                      0
                                                    ----------            -----------         -----------            -----------
     Total other income (expense)                       (4,067)               (27,696)            128,096                (76,213)
                                                    ----------            -----------         -----------            -----------

Income (loss) before income taxes                     (190,802)                73,878            (344,611)                89,280

Provision for income taxes                                   0                      0                   0                      0
                                                    ----------            -----------         -----------            -----------
NET INCOME (LOSS)                                   $ (190,802)           $    73,878         $  (344,611)           $    89,280
                                                    ==========            ===========         ===========            ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE            $    (0.02)           $      0.02         $     (0.04)           $      0.03
                                                    ==========            ===========         ===========            ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           8,679,114              3,334,084           7,773,323              3,264,084
                                                    ==========            ===========         ===========            ===========

                 VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                         -------------------------------------
                                                                             JUNE 30,              JUNE 30,
                                                                              2000                  1999
                                                                         --------------          ------------
                                                                           (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $     (344,611)         $     89,280
 Adjustments to reconcile net income (loss) to
 cash flows from operating activities:
   Depreciation, depletion and amortization                                      61,307                49,712
   Minority interest in loss of subsidiary                                     (141,763)                    0
   Changes in operating assets and liabilities:
      Accounts receivable                                                        44,561               226,071
      Inventories                                                                19,000                27,397
      Other current assets                                                      (30,624)              (31,507)
      Accounts payable                                                           (4,867)                3,046
      Accrued expenses                                                          (87,578)              (38,375)
                                                                         --------------          ------------
         Cash flows from operating activities                                  (484,575)              325,624
                                                                         --------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances on note receivable                                                   (175,000)                    0
 Proceeds from notes receivable - related parties                                     0                 3,000
 Purchases of property and equipment                                            (78,302)               (2,101)
 Investments in unconsolidated corporations                                     (75,741)                    0
                                                                         --------------          ------------
         Cash flows from investing activities                                  (329,043)                  899
                                                                         --------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in line of credit                                                           0               (35,000)
 Payments on notes payable - related parties                                          0               (34,287)
 Payments on long-term debt                                                     (68,611)              (44,800)
 Payments on capital lease obligations                                           (4,382)               (3,521)
 Net proceeds from sale of common stock                                         798,025                24,704
 Proceeds from exercise of stock options and warrants                           118,767                     0
 Collection on stock subscriptions receivable                                    62,797                     0
                                                                         --------------          ------------
         Cash flows from financing activities                                   906,596               (92,904)
                                                                         --------------          ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 92,978               233,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,026,036                72,220
                                                                         --------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    1,119,014          $    305,839
                                                                         ==============          ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Debt converted to common stock                                          $      282,076          $          0
 Issuance of common stock for Mail Call stock                            $    1,000,000          $          0
