Form 10QSB
period 2000-09-30
VOICE & WIRELESS CORP
filed 2000-11-14
CIK 854608

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities exchange Act of 1934

                     For Quarter Ending September 30, 2000

                       Commission File Number #33-38119-C
                                              -----------

                         VOICE AND WIRELESS CORPORATION
                                Formerly known as
                  Kensington International Holding Corporation

             (Exact name of registrant as specified in its charter)

                                    MINNESOTA
                            -------------------------
                                 (State or other
                                 jurisdiction of
                                 incorporation)

                                   41-1610632
                        (IRS Employer Identification No.)


                SUITE 654, 600 SOUTH HIGHWAY 169, MINNEAPOLIS, MN
             -------------------------------------------------------
                    (Address of principal executive offices)


                                      55426
                                   (Zip code)

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

 Yes X                No
    -------               ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding shares are 8,977,367 of common stock no par value.


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

               QUARTER ENDED  SEPTEMBER 30, 2000

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

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Voice and Wireless Corporation (the "Company") as of the quarter ended September 30,2000 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
( in 000 except per share data)

Highlights: QUARTER ENDED SEPTEMBER 30
                              2000             1999              CHANGE
                           ---------          ------            --------

 Revenue                      $645             $820              (21.3%)
Gross Profit                  $191             $292              (34.6%)
 Net Income (Loss)           ($236)            $ 30             (886.6%)

 Earning (loss) per share   ($0.03)            $.01


            YEAR TO DATE ENDED SEPTEMBER 30

                             2000           1999           CHANGE
                          ---------       --------        --------
 Revenue (000's)            $2,603         $2,835           (8.1%)
 Gross Profit               $  877         $  940           (6.7%)
 Net Income (Loss)         ($  581)        $  119         (588.2%)

 Earnings (Loss) per share  ($0.07)         $0.03


 Revenues for the quarter totaled $645k as compared to $820k for the same quarter in 1999. The variance in revenue is due to a slow down in orders of product and services. Year to date revenues for 2000 total $2,603k compared to $2,835k for 1999. We appear to be seeing a slow down in the rate of orders for our fixture business. Revenues for Mail Call, Inc. continue to be minimal and below expectations. The Company is continuing to evaluate new options for marketing Mail Call services but does not expect any significant revenues from Mail Call in the last quarter of 2000.

Gross profit for the quarter ended September 30, 2000 totaled $191k compared to $292k for the same quarter of 1999. The decrease in gross profit percentage is due to lower revenue volume for our fixture business.


Operating expenses for the third quarter of 2000 totaled $431k as compared to $239k for the second quarter of 1999. Operating expenses for Mail Call Inc. and additional legal and professional services for the ear bud being developed by The Company accounted for the majority of the increase in 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter The Company converted $104k of outstanding debentures to common stock and paid off the remaining $21k.
INFLATION

     The rate of inflation can have a significant impact on the Company's operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities

During the quarter The Company issued 104,250 shares of common stock to various individuals that had loaned the company money. The common stock was issued pursuant to the conversion of the amounts owed by the Company to common stock at a conversion rate of 1 share of common stock for each $1.00 owed by the Company. In connection with this sale, the Company relied upon exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act.

The Company issued 270,000 shares of restricted common stock in exchange for the remaining shares of stock in Mail Call Inc. thus creating a wholly owned subsidiary. In conjunction with this transaction The Company received 135,000 shares of its common stock from a shareholder.

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

             VOICE AND WIRELESS CORPORATION, formerly known as
                       KENSINGTON INTERNATIONAL HOLDING CORPORATION



                                             /s/ Mark Haggerty
                                             Mark Haggerty
                                             Chief Executive Officer


                                             /s/ Jeff Etten
                                             Jeff Etten, C.F.O.


Dated:  November 13, 2000
        Minneapolis, Minnesota

                 VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                      2000                 1999
                                                               -----------------    ------------------
                                                                   (UNAUDITED)




                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $          764,715   $       1,026,036
  Accounts receivable                                                    438,076             491,631
  Inventories                                                            277,831             286,831
  Other current assets                                                    28,675              18,215
                                                              -----------------    ------------------
     Total current assets                                              1,509,297           1,822,713
                                                              ==================   ===================

OTHER ASSETS:
  Note receivable                                                        180,000                   0
  Investment in oil and gas properties, net                               60,681              65,181
  Property and equipment, net                                            307,341             275,803
  Notes receivable - related parties, net                                 11,125              11,125
  Intangibles, net                                                       730,700              32,371
  Investment in unconsolidated corporations                              143,740              40,000
                                                              -----------------    -----------------
      Total other assets                                               1,433,587             424,480
                                                              ------------------   -----------------

                                                              $        2,942,884   $       2,247,193
                                                              ==================   =================




                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related parties                             $            2,500   $          82,965
  Current portion of long term debt                                       21,000             354,058
  Current portion of capital lease obligations                               631               5,913
Accounts payable                                                         208,860             278,706
Accrued expenses                                                          89,953             151,566
                                                               ------------------  -----------------
     Total current liabilities                                           322,944             873,208

LONG TERM DEBT, NET OF CURRENT PORTION                                  322,998             448,368
MINORITY INTEREST IN SUBSIDIARY                                                0             466,567
                                                               -----------------    ----------------
     Total liabilities                                                   645,942           1,788,143
                                                               =================    =================

STOCKHOLDERS' EQUITY:
  Common stock                                                         7,235,011           4,796,893
Stock subscriptions receivable                                                0              (62,797)
Accumulated deficit                                                   (4,938,069)         (4,275,046)
                                                               -----------------    ----------------
     Total stockholders' equity                                       2,296,942              459,050
                                                               -----------------    ----------------

                                                              $        2,942,884   $       2,247,193
                                                              ==================   =================


                 VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       QUARTER ENDED                    NINE MONTHS ENDED
                                             --------------------------------       -------------------------------
                                             SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                               2000              1999                   2000                 1999
                                            ---------------   ---------------       --------------    --------------
                                            (UNAUDITED)       (UNAUDITED)          (UNAUDITED)          (UNAUDITED)




REVENUES                                      $ 644,849         $ 819,884             $ 2,602,915        $ 2,834,900

COST OF SALES                                   453,977           528,067               1,726,319          1,895,245
                                                -------           -------               ---------          ---------

GROSS PROFIT                                    190,872           291,817                 876,596            939,655

OPERATING EXPENSES                              431,564           239,056               1,589,995            721,351
                                                -------           -------               ---------            -------

INCOME (LOSS) FROM OPERATIONS                  (240,692)           52,761                (713,399)           218,304

OTHER INCOME (EXPENSE):
  Interest income                                30,104            20,118                  70,437             21,032
  Interest expense                              (23,317)          (32,211)                (79,491)          (109,388)
  Other income                                   (2,174)                0                       0                 0
  Minority interest in loss of subsidiary             0           (10,996)                141,763            (10,996)
                                               -------            -------                 -------            -------
     Total other income (expense)                 4,613           (23,089)                132,709            (99,352)
                                               --------           -------                 -------            -------

Income (loss) before income taxes              (236,079)           29,672                (580,690            118,952

Provision for income taxes                            0                 0                       0                  0
                                              --------           --------                -------           ---------

NET INCOME (LOSS)                            $ (236,079)         $ 29,672              $ (580,690)         $ 118,952
                                             ==========          ========              ==========          =========


BASIC NET INCOME (LOSS) PER COMMON SHARE        $ (0.03)           $ 0.01                 $ (0.07)            $ 0.03
                                              =========        ==========              ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    8,937,601         3,557,115               8,172,294          3,557,115
                                              =========        ==========              ==========        ============

         VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                   2000               1999
                                                                                   ----               ----
                                                                                (UNAUDITED)         (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $       (580,690)  $         118,952
 Adjustments to reconcile net income (loss) to
 cash flows from operating activities:
   Depreciation, depletion and amortization                                        120,535              79,761
   Minority interest in loss of subsidiary                                        (141,763)                  0
   Changes in operating assets and liabilities:
      Accounts receivable                                                           53,555              56,374
      Inventories                                                                    9,000              21,397
      Other current assets                                                          (8,835)            (24,160)
      Accounts payable                                                             (69,846)            (10,782)
      Accrued expenses                                                             (52,988)            (45,106)
                                                                                   -------             -------
         Cash flows from operating activities                                     (671,032)            196,436
                                                                                  --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances on note receivable                                                      (180,000)                  0
 Proceeds from notes receivable - related parties                                        0               4,500
 Purchases of property and equipment                                               (85,287)              (3,101)
 Investments in unconsolidated corporations                                       (146,741)            (164,616)
                                                                                   --------            --------
         Cash flows from investing activities                                     (412,028)            (163,217)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in line of credit                                                              0              (35,000)
 Payments on notes payable - related parties                                             0              (38,304)
 Payments on long-term debt                                                       (152,567)             (66,816)
 Payments on capital lease obligations                                              (5,282)              (5,530)
 Proceeds from long term debt                                                                            80,000
 Net proceeds from sale of common stock                                            798,025               33,695
 Proceeds from exercise of stock options and warra                                 118,767                    0
 Collection on stock subscriptions receivable                                       62,797               44,881
                                                                                     ------              ------
         Cash flows from financing activities                                      821,740               12,926
                                                                                    -------              ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENS                                   (261,320)              46,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,026,036               72,220
                                                                                  ---------               ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    764,716   $          118,365
                                                                              =============   =================

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Debt converted to common stock                                                    282,076   $                0
 Issuance of common stock for Mail Call stock                              $     1,000,000   $                0
