Form 10KSB
period 2000-12-31
VOICE & WIRELESS CORP
filed 2001-04-02
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Filed pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2000, file # 33-38119-C

VOICE AND WIRELESS CORPORATION
(Exact name of registrant as specified in charter)

Minnesota	41-1619632
(State or other jurisdiction	(IRS Employer ID Number)
of organization)

Interchange Tower, # 654, 600 S. Hwy 169, Minneapolis, MN 55426
(address of principal executive offices)

Registrant's telephone number is	(952) 546-2075
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

                    Yes x                                                    No__

The number of shares outstanding of each class of the registrant's common stock as of March 1, 2001 was 8,938,760 shares.

The estimated market value on March 1, 2001, of the voting stock held by non-affiliates of the registrant was $7,821,415.00 based upon the last trade of the stock on the OTC Bulletin Board of $.88 per share. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of "VWLC".

Exhibit Index on the Sequential page 18
DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

VOICE & WIRELESS CORPORATION
FORM 10-KSB

YEAR ENDED DECEMBER 31, 2000

INDEX

ITEM

PART I

1. Description of Business
2. Description of Property
3. Legal Proceedings
4. Submission of matters to vote of security holders

PART II

5. Market for Common Equity & Related Stockholder matters
6. Management's Discussion & Analysis or Plan of Operations
7. Financial statements
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
10. Executive Compensation
11. Security Ownership of Certain Beneficial Owners and Management
12. Certain Relationships & Related Transactions
13. Exhibits, lists and Reports on Form 8-K
Signatures
Consolidated Financial Statements

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this discussion which are not historical facts may be considered “forward looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including projected sales based upon orders, estimated cost savings and savings that may be generated from restructuring. The words “believe”, “expect”, “anticipate”, “estimate”, and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company’s forward looking statements include, but are not limited to, risks associated with the Company’s history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this annual report on Form 10-KSB.

Item 1. Description of Business

Voice & Wireless Corporation (referred to herein as "VWLC" or the "Company") changed its name on July 30, 2000 from KENSINGTON INTERNATIONAL HOLDING CORPORATION, to more accurately reflect its new direction to provide communication solutions as well as continuing its core business of installing and manufacturing commercial fixtures. During September 2000, the Company’s CEO stated in an Internet interview that the Company would lose twelve cents per share for the year 2000 as compared to an actual loss of thirteen cents per share for 2000. Notwithstanding, the Company decreased its current liabilities by 93% during 2000, while increasing its net worth by more than 300% during the same period. The reasons for the loss are explained in more detail in this document, but investments into Mail Call and the development of the new patent-pending wireless Ear Bud and the poor results at Ives Design during the fourth quarter all contributed to the loss.

The Company was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky.  It is a reporting public corporation quoted on the "pink and white sheets" as well as the bulletin board, and its call sign is "VWLC.OB". VWLC was listed on and started trading on the Hamburg Stock Exchange (High Risk Market) on March 10, 2000 under the code number (Wertpapierkennumer) “929412”.

On December 31, 2000, the Company had approximately 1,300 stockholders. On December 31, 2000, VWLC owned 100% of Ives Design, Inc., a Minnesota corporation, and 100% of Mail Call, Inc., a Florida corporation, both of which are operating companies. VWLC owns 80% or more of the following non-operating companies; Bluegrass Management and Operating Company, a Kentucky corporation; I-Med Software, Inc.; Interchange Medical, Inc. (both Minnesota corporations); VWLC American Gas Drilling #1, a Minnesota limited liability company. VWLC also owns different percentage interests in 28 operating oil and gas wells in Oklahoma, Texas, and Arkansas. VWLC also owns less than 10% of a number of companies under its Equity Acquisition Program as described on page 8. The Company formed a German subsidiary, “Kensington International Europe GmbH” in March 2000.

In the past, VWLC has focused on designing, manufacturing, and installing commercial store fixtures. During 2000, VWLC mapped out a new strategy to reposition the company to grow in the business-to-business Internet and communications environment by emphasizing advanced voice and wireless communications services, products, and solutions. It is due to this new focus that VWLC acquired interests in Mail Call, Inc. and in MicroTalk Technologies, Inc.

VWLC, as stated above, is comprised of:

A.      Mail Call, Inc. & the Wireless Ear Bud

Mail Call, Inc., a Florida corporation founded in April 1997, is the creator of a convenient and easy to use method of accessing and managing e-mail from any telephone in the world.  Mail Call’s e-mail retrieval system provides telephone access to messages, documents, and information without a computer.  Mail Call’s customers dial a toll free number, connect to Mail Call’s automated system, and heartheir e-mail as Mail Call reads their messages to them. Then, without the use of a keyboard or computer, the customer may respond verbally (leaving a voice response as though sending a voice mail) to the e-mail. Mail Call delivers the “voice” e-mail as a return message to the sender. Mail Call has a Web Site at www.mailcall.com.

In November 1999, VWLC acquired 50.44% of Mail Call, Inc. On July 1, 2000 the Company acquired the remaining shares of Mail Call, Inc. stock giving it 100% ownership of Mail Call, Inc. This allows VWLC to now focus its energies on the successful commercialization of Mail Call's technology. The Mail Call technology can be integrated into the Company’s new technology, the wireless Ear Bud or digital wireless ear-piece.

The patent-pending digital wireless ear-piece (DWE) allows you to listen & talk on your analog or digital cellular phone (or any phone) hands free and without wires, by placing a small amplifier on your phone and by placing a soft plastic shell devise in the outer “bowl” or concha of your ear. The “Voice & Wireless Ear Bud™” uses two hearing aid batteries, which are easy to replace and that last an estimated 60 to 100 hours of “talk time”. This extended time is due to the Company’s patent pending method for extending the life of the batteries. The cell phone amplifier uses three hearing aid batteries. The suggested retail price will be $99.00, which would include the DWE, amplifier, battery pod, and connector.

The digital wireless ear-bud system works with any existing phone, multimedia computer, CD player, MP3 player or radio as well as most televisions on the market today. The ear-bud works with any existing analog or digital cellular phone in existence today that has a 2.5mm audio port, so most users will not have to purchase new phones to use the ear-bud.  The wireless digital ear-bud advantages over its competitors are as follows:

•	The ear-bud has no wires.
•	Its sound quality is high fidelity.
•	The earpiece is lightweight (3/10th of an oz.), including batteries.
•	The ear-bud has no microphone.
•	Longer battery life.
•	The ear-bud has multiple applications, not just a cell phone application.
•	The ear-bud can be used in the car as well as out of it.
•	The ear-bud has a zero Specific Absorption Rate (SAR), which is the FCC’s measure of radiation.
•	With the ear-bud, you can speak on your cell phone even if it up to eight feet away.

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

The market for hands free cellular phones is growing and in some jurisdictions, it is mandatory. According to the National Highway Safety Administration, there are 86 million cell phone subscribers in the United States and most use them while they are driving (Investors Business Daily, March 8, 2000). Australia, Austria, Belgium, Germany, Israel, Italy, Japan, Norway, Portugal, South Africa, Spain, and Switzerland have banned the use of a cell phone while driving, unless it is hands free. Investors Business Daily reported in its February 23, 2001 edition that as of December 31, 2000 there were over 1,000,000,000 cell phones and TIME magazine, in its October 9, 2000 edition, reported that manufacturers expect to sell another 400 million units in 2001. The market potential for just the cellular phones application is very large and growing.

The London Sunday Times reported in its January 14, 2000 edition, “scientists link eye cancer to mobile phones”.  Voice and Wireless doesn’t make any claims about the damage that cell phone radiation may cause to human tissue, but management is of the opinion that some people may prefer to use the Voice & Wireless Ear Bud™ that emits no radiation.  Dr. George Carlo, in his book Cell Phones, published in 2001, found that cell phone users may possibly be 3.5 times more likely to develop brain cancer than non-users, based upon a study of 770,390 people, conducted in 1994.

The Voice & Wireless Ear Bud™ solves both the driving and the radiation safety concerns for using cell phones. The Company’s goal is to provide comprehensive and safe wireless solutions in one of the largest and fastest growing markets in the world.

Regulation of the communications industry and of the Internet

There are federal and state regulations governing the industry that Mail Call and the DWE provide a service to. Both Mail Call and the DWE meet all of these regulations at this time.

Competition within the e-mail retrieval industry

Mail Call’s competitors include e-Now, Planetary Motion, CrossMedia, Transcommunications, and Image-it, Inc., among others. Mail Call believes that there is no clear market leader since e-mail by phone is a relatively new service. In addition, Mail Call believes that it is one of the few e-mail retrieval companies that allows a user to keep his or her existing e-mail address and that allows a user to initiate an e-mail from an address book by phone. Therefore, Mail Call is of the opinion that it can capture a significant market share.

The Ear Bud has no direct competition that the Company is aware of as of the date of this business summary. The indirect competitors that the Company knows of are as follows:

Plantronics markets a wireless cordless phone known as the XLT. The user has to stay within 100 feet of an electrical power station and the headset batteries only last four hours. The headset has a large microphone that must be adjusted.

GN-Netcom has a model similar to Plantronics XLT, but it uses the “bluetooth technology.”  The Netcom device is a headset with only two hours of “talk time”.

Air Magic, a Chinese firm, started marketing an RF (radio frequency) wireless ear-bud during the summer of 2000. Air Magic has a range of five feet and can only be used with a cell phone in a car. Other indirect competitors are single purpose wired ear-buds for cell phones which are sold by numerous vendors such as JABRA and GE. Management anticipates numerous competitors in the future due to the large and growing market.

B. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. ("Ives"), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and/or metal. Ives provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 2000, Ives employed 26 full time employees.

Significant markets, customers and suppliers

While the loss of Ives’ largest customer would have an adverse effect on the Company such an event is unlikely since they have recently advised the Company of their plan to place more substantial orders. The Company presently has no contractual commitments with any customers but works against purchase orders for its sales.

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

Competition within the store fixture industry

Ives does have a number of competitors and bids most of its projects. Notwithstanding, sales have remained strong and management believes that the Company is competitive with respect to both price and quality of its products.

C. Company Direction:

During 2000, VWLC mapped out a new strategy to reposition the Company to grow in the business-to-business Internet and communications environment by emphasizing advanced Internet-related communications services and products. It is due to this new focus that VWLC acquired interests in Mail Call, Inc. and in Micro Talk Technologies, Inc. As a secondary focus, VWLC will continue to expand its more traditional revenue generating businesses, such as Ives Design, Inc. The Company is looking at ways to integrate both of these focuses through portable multi-media kiosks that, without wires, can receive and send real time video, voice, and data information. Both of these focuses will be expanded through sales to new customers, forming new strategic alliances, expanding sales to existing customers, and through acquisitions.

Equity Acquisition Program

It is also management's intention to continue to obtain equity interests in other corporations in return for the Company's management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment. The primary focus for the Equity Acquisition Program will be companies in the Internet and communications sector. The secondary focus will be on more traditional businesses that have positive cash flow like Ives Design, Inc.

On November 30, 1999, VWLC acquired 10,000 shares of MicroTalk Technologies, Inc.(Microtalk) of Minnetonka, Minnesota. MicroTalk's President, Barry Voroba, PhD. has been awarded five patents for wearable wireless technology for Internet and telephone communications. The Web phone is worn as a convenient and ergonomically designed wrist device. The user can use voice commands for computer control and can send and receive spoken e-mail messages, news and weather reports, or any other Internet Web page information without sitting at the computer. The Web phone also functions as a full-featured cordless telephone.

During April 2000, VWLC was granted the exclusive rights, including patents and the molds, to a new wireless ear bud phone technology from Dr. Voroba and MicroTalk. The new devise will allow an automobile driver to drive their cars and use their cell phones “hands free” with no wires. VWLC has funded hundred of thousand of dollars in research and development of this product during the year 2000. Patents were filed on April 4, 2000 and international patents will be filed during March 2001.

The status of the other Equity Acquisition Program companies remain the same as stated in the 1999 10-KSB except for the following. VWLC acquired an interest in Stroke of Fortune, Inc. during March 2000 and loaned Stroke of Fortune, Inc. $180,000 at the same time. VWLC was to be paid back its principal investment, plus 9% interest and 7% of gross revenues. Stroke of Fortune, Inc. did install wireless video systems on four golf courses, but was unable to raise sufficient additional money to continue expansion to other courses during the fall of 2000. Management decided against loaning any more funds to Stroke of Fortune, Inc. and will continue to monitor the situation.

Item 2.  Description of Property

At present, the Company's principal office is located at 600 S. Highway 169, Suite 654, Interchange Tower, Minneapolis, Minnesota, 55426, occupying approximately 700 square feet and utilized entirely for executive offices. The lease includes the use of two conference rooms. In 2000 the lease was extended for three years.

As a result of its acquisition of Ives, the Company owns two buildings. One building has 18,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,500 square feet are utilized for offices and 16,000 square feet for manufacturing. There is also a 7,200 square foot storage building.

As a result of its acquisition of Mail Call, Inc., VWLC has a lease on 700 square feet in Miramar, Florida, which expires in December 2001 and renting for approximately $14 a square foot.

On January 17, 2000, VWLC opened a new office in New York City on a month-to-month lease with monthly payments of approximately $1,400.

During March 2000, VWLC opened an office in Waltrop, Germany on a month-to-month lease with monthly payments of approximately $1,500.

Item 3.  Legal Proceedings

There are no legal proceedings or threats of legal proceedings at December 31, 2000, that the management was aware of. Subsequent to December 31, 2000, two alleged service providers have threaten lawsuits. RTG of Minneapolis, Minnesota threatens to sue for $5,000. MARTEK, of Dallas, Texas, is threatening to sue for approximately $8,700. Management disputes both of these claims.

Item 4.  Submission of matters to a vote of Security Holders

None

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

During 2000 the stock has been quoted at a low of $.50 to a high of $8.75. On December 31, 2000 the stock was quoted at a bid of $.53 with an asking price of $.63. Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

          (a)      Market Information

                    The Registrant's securities are traded on the Bulletin Board as "VWLC.OB".

          (b)      Holders

                    At December 31, 2000 there were approximately 1,300 shareholders of record including people who held stock in "street name".

          (c)      Dividends

                    The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

Recent Sales of Unregistered Securities

In February 2000 the Company issued Ronald Schnell a warrant to purchase 440,000 shares of the Company’s common stock at $1.00 per share.  The warrant was issued as additional consideration for Mr. Schnell entering into an employment agreement with the Company.  The warrant is exercisable for five years.

Item 6. Management's Discussion and Analysis or Plan of Operation
Selected Financial Information:

	2000	1999
Total Revenue	$3,036,323	$3,621,533
Cost of Sales	2,107,008	2,388,232
Gross Profit	$929,315	$1,233,301
Operating Expense	2,160,677	1,081,357
Income (loss) from Ops	$(1,231,362)	$151,944
Other Income (Expense)	143,865	(49,002)

Net Income (loss)	$(1,087,497)	$102,942
Basic Earnings (loss)per share	$(.13)	$.03
Diluted earnings (loss)per share	$(.13)	$.02

The loss for 2000 is attributed to the following factors. During the fourth quarter of 2000 we saw a sharp decline in the shipment of fixtures and related installation revenue at Ives Design. This decline can be traced to a slow down in the economy which caused several customers to delay or cancel planned capital expenditures. Ives also was forced to recognize a reserve for bad debt of $120k for a receivable from a customer who filed for Chapter 11 bankruptcy in January 2001. Management believes there is a potential to recover some of this loss as the customer reorganizes under Chapter 11 but it is unknown at this time. Ives’ pending backorders going into 2001 was approximately $500k and management believes 2001 will be a profitable year.

Mail Call continues to operate below expectations with a monthly loss in excess of $20,000 and management is exploring all options as to the best course of action regarding Mail Call.

Patent, research and development costs related to the Company’s ear bud product contributed significantly to the loss for the year. The Company also took a $125k reserve against a receivable from Stroke of Fortune, Inc. a company in which VWLC has invested.

Item 7. Financial Statements

    The consolidated financial statements of the Company are included herein following the signatures.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16 (a) of the Exchange Act

MANAGEMENT

                    Two Directors, Keith Bernhardt and Dr. Graeme Wallace resigned for personal reasons during the year. In addition, Holly Callen resigned as corporate secretary. The executive officers and Directors of the Company are as follows:

Name	Age	Position
Keith A. Witter, JD, CPA	53	Director & Secretary
Mark Haggerty, JD	53	Chief Executive Officer, Director, COO
Mike Nakonechny, PE	72	Chairman
Jeff Etten, CPA	44	Chief Financial Officer
Ron Schnell	34	VP & Chief Technical Officer
Barry Voroba, PhD	54	VP of Wireless Technology
Maryln Anderson, PE	40	Chief Research Engineer

Directors are elected for an indefinite term not to exceed five years, expiring at the annual stockholders' meeting next held after their election and until their successors are elected and qualified.  Officers are appointed by the Board of Directors and serve at its discretion.

Keith A. Witter has been a Director of the Company since May 1, 1993.  From January 1992 to April 1993, Mr. Witter served as President and Chief Operating Officer of the Company.  He received a B.A. in business administration and economics in 1969 from Gustavus Adolphus College, and in 1973 obtained a JD degree from the University of Minnesota Law School.  Since 1984, Mr. Witter has served as President and owner of Askar Corporation, a securities broker-dealer with 85 representatives in five states.  He also is the President of F.F.P. Investment Advisors, Inc., a financial planning firm, a position he has held since 1984

Mark Haggerty became an employee of VWLC on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a Graduate of the University of Minnesota Law School and is a practicing attorney.  From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota.  From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc.  During the past twenty years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. Mr. Haggerty is also a Registered Securities Representative. He serves as the elected Vice Chairman of the Hennepin County Parks, and on the Boards for all of the VWLC companies.  Haggerty has been a Director since October 15, 1994.

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

Ron Schnell is Vice President and Chief Technology Officer and Chief Software Architect. Mr. Schnell has over 20 years of programming and networking experience, and has been writing software for the Internet (Arpanet) since 1978.  By the age of 14, Mr. Schnell was lecturing in computer science at the university level. At 18, Syracuse University accelerated Mr. Schnell into the masters' program in computer science because of his advanced knowledge of the subject.  He left Syracuse for a position in OS development at Bell Laboratories, followed by a stint at IBM in kernel development.  Mr. Schnell then went on to found Secure Online Systems providing UNIX systems management software, raising over $1.0M to finance the operation. His next venture was as founder and president of Driver Aces, Inc., a consulting firm that designs and writes device drivers for the UNIX operating system. The company's customers included several Fortune 500 clients, including Sun Microsystems, Digital Equipment Corporation, and Lucent.  Mr. Schnell has also had technical and managerial positions at Sun Microsystems, AT&T Network Systems, NCR, and the Massachusetts Institute of Technology.

Barry Voroba, Ph.D. is Vice President of Wireless Technology. Dr. Voroba served as the President of Bausch & Lomb Hearing Systems Division (HSD), manufacturer of the world's first soft hearing aid, which Dr. Voroba invented, patented, and developed. Bausch & Lomb holds eight patents, all of which Dr. Voroba provided. Dr. Voroba’s training includes PhD and M.S. Degrees in the Hearing Sciences of Psychoacoustics and Audiology as well as an undergraduate specialization in Physics. He was a professor at both City University of New York and at San Jose State University before becoming President of the Bausch & Lomb HSD. Dr. Voroba has invented numerous auditory equipment which are still being used in the industry today.

Marlyn Anderson, PE is VWLC's Chief Research Engineer. Mr. Anderson obtained his degree from Luther College and is an honors graduate of Northwestern Electronics Institute. Mr. Anderson has over 15 years of software engineering experience. He worked with Dr. Voroba at Bausch & Lomb and designed and built several test fixtures. Mr. Anderson, while working at Vertimag, developed test equipment for use with perpendicular magnetics. Mr. Anderson also holds patents.

Other Key Personnel

Dennis Krause is the President and a Director of Ives Design, Inc. Mr. Krause has over 25 years experience in the fixture and millwork industry.

Jochen Stog, Mr. Stog has over 30 years experience in European business and sales. Mr. Stog holds 25 international patents and speaks numerous languages fluently. Mr. Stog is one of only 50 elected members to the 300,000 member Munster Chamber of Commerce. He is also Chairman of the Ernst Schneider Foundation, cofounder and former Treasurer of ZENIT, the Center for Technology and Innovation in North Rhine Westphalia which is the R&D development corporation for that state of 10,000,000 people. Mr. Stog will operate out of VWLC's new European headquarters in the Dortmund, Germany suburb of Waltrop. Waltrop is in the center of the Ruhr and within a fifty mile radius has approximately 8 million people. Mr. Stog has been president of his own company, STOG TEC GmbH for over fifteen years and in the 1970’s served as an assistant to the Secretary of the German Interior in Bonn, Germany.

Item 10:  Executive Compensation

(a) Compensation Pursuant to Agreements

          In May 1993, the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as general counsel. Mr. Haggerty's salary is $78,000 per year and his law firm; Haggerty & Associates, Inc. is retained at an additional $12,000 per year.  The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company.  Mr. Haggerty also receives an automobile allowance, is reimbursed expenses incurred on company business, receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. Mr. Haggerty's contract was extended through May 1, 2003.

Mr. Ron Schnell has a two year written contract to receive $160,000 during the first year plus benefits and $200,000 the second year. Mr. Schnell has also signed a non-compete and has assigned to Mail Call, Inc., which is owned 100% by VWLC, all rights to his 170,000 lines of proprietary source codes. Mr. Schnell’s employment contract expires on February 18, 2002.

Mr. Etten receives a salary of $72,000 a year for acting as C.F.O. Mr. Etten also receives a car allowance, four weeks paid vacation, medical and life insurance through Ives Design, Inc., and expense reimbursement.

Barry Voroba and Maryln Anderson are paid as consultants through MicroTalk Technologies, Inc. and as part time employees of VWLC. As part time employees of VWLC, Dr. Voroba receives $1,500 a month and Mr. Anderson receives $500 per month.

Up until October 2000, the directors only received expense reimbursement and warrants. Since the board has been decreased in size to three members, with two acting as active officers and the other as Chairman, the directors have been authorized to receive $500 a month in compensation.

Compensation Pursuant to Plans
Employee Cashless Stock Options

The Company has adopted an incentive stock option plan, which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company's common stock on the date of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

          The following table sets forth information as of December 31, 2000 regarding ownership of the Company's common stock by (1) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (2) the directors individually, either directly or through corporations or family members, and (3) all officers and directors as a group.  All persons listed have either direct or indirect voting and investment power with respect to their shares unless otherwise indicated.

NAME	Shares	Percentage
Ron Schnell 8910 Miramar Pkwy Suite 208 Miramar, FL 33025	865,000	9.68%
Mark Haggerty 8325 Northwood Pkwy New Hope, MN 55427	726,322	8.12%
Keith Bernhardt 107 Cliffmore Rd W. Hartford, CT 06107	651,104	7.28%
Mike Nakonechny 114 S. Pine Street Elverson, PA 19520	389,786	4.36%
Dennis Krause Isanti Street Blaine, Minnesota 55432	284,089	3.19%
Keith Witter 606 23rd Street NE Rochester, MN 55906	211,728	2.37%
Jeff Etten Savage, Minnesota	97,234	1.09%
Total (1)	3,225,263	36.08%

(1) All officers & key
persons & directors & recent directors, as a
Group, seven persons.

Item 12. Certain Relationships and Related Transactions.

CERTAIN TRANSACTIONS

Liberty National Stock & Warrants

In connection with the Company's 1992 acquisition of American Gas, the Company assumed certain obligations of American Gas.  Among these obligations was the issuance of the Company's securities (as described more fully below) to creditors and investors who participated in a series of oil and gas drilling partnerships promoted by Liberty National Corporation ("Liberty"), a defunct corporation whose assets American Gas acquired in a sale approved by the Superior Court of the State of California, Orange County. In consideration for the purchase of such assets, the Company agreed to issue to the approximately 634 Liberty creditors/investors 200,000 shares of common stock (the "Liberty Shares") and 800,000 warrants (the "Class A Liberty Warrants"). Each Class A Liberty Warrant is exercisable for six months from issuance to purchase one share of common stock at $2.50 per share and one Class C Liberty Warrant, which is exercisable at $7.00 per share. These conditions were changed by Court Order on May 3, 1994 whereby the 634 Liberty National investors are to receive 125,000 shares and 1,000,000 Class A Liberty Warrants as described herein. These Class A Liberty Warrants are subject to redemption at the sole option of the Company at any time commencing three months after their issuance, at a redemption price of $.001 per Class A Liberty Warrant. The Company shall give thirty days' written notice to all holders of the Liberty Warrants of such redemption, during which time the holder shall have the right to exercise such Warrant. Upon notice of redemption to the warrant holders and the warrant holders failure to exercise their right of conversion, the Company shall, upon surrender and delivery of the warrant certificates to the Company or its transfer agent, pay the warrant holder a sum equal to the $.001 redemption price per warrant times the number of warrants surrendered. At the date of drafting this 10-KSB, no Liberty Warrants have been either issued or exercised.

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

On February 18, 2000, the Company entered into a Stock Exchange Agreement with Mail Call, Inc. and Ronald Schnell whereby Ronald Schnell agreed to exchange his 600 shares of the common stock of Mail Call, Inc., representing approximately thirty-three percent of the issued and outstanding shares of Mail Call, Inc. for 1,000,000 shares of the common stock of the Company.

Item 13. Exhibits, lists and Reports on Form 8-K

          (A) Exhibits.

Exhibit	Description

#3	Certificate of Incorporation	*
#3.3	By-Laws of Company	*
#10	Promissory notes payable	***
#10.1	Acquisition of Ives & American Gas	**
#10.2	Acquisition of Mail Call	****
#10.4	Employment agreements	***
#10.5	Schnell Employment Agreement
#10.6	Schnell Stock Exchange Agreement
#21.1	Form of Common Stock	***
#21.2	Form of Warrants & Debentures	***
*	Filed as exhibits to Company's registration
33-38119-C to the SEC
**	Filed as part of Form 8-K to SEC on 2-12-93
***	Filed as an exhibit to Form 10-K filed on
June 1993.
****	Filed as an exhibit to Form 8-K filed in
December 1999 and amended in February 2000.

          All 10-QSB’s, 8-K’s and amendments, S-8’s and 10-KSBs filed since 1989 are incorporated herein by reference.

          (B) Reports on Form 8-K   Filed in February 2000.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Voice & Wireless Corporation

By: /s/ Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director

Dated: March 30, 2001

/s/ Mike Nakonechny	Chairman
By: Mike Nakonechny
Dated: March 30, 2001

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Voice & Wireless Corporation

By: /s/ Mark Haggerty
Mark Haggerty, C.E.O.- C.O.O. & Director

Dated: March 30, 2001

/s/ Keith Witter	Director
By: Keith Witter
Dated: March 30, 2001

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Voice and Wireless Corporation:

We have audited the accompanying consolidated balance sheets of Voice and Wireless Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voice and Wireless Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 31, 2001

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$486,901	$1,026,036
Accounts receivable, net	167,171	491,631
Inventories	271,746	286,831
Other current assets	27,080	18,215
Total current assets	952,898	1,822,713

Other assets:
Property and equipment, net	291,648	275,803
Investment in oil and gas properties, net	61,796	65,181
Investments in unconsolidated corporations	50,000	40,000
Note receivable, net	55,000	0
Notes receivable - related party, net	0	11,125
Intangibles, net	849,350	32,371
Total other assets	1,307,794	424,480

	$2,260,692	$2,247,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - related parties	$0	$82,965
Current portion of long-term debt	8,070	354,058
Current portion of capital lease obligations	0	5,913
Accounts payable	30,446	278,706
Accrued expenses	26,951	151,566
Total current liabilities	65,467	873,208

Long-term debt, net of current portion	336,257	448,368
Minority interest in consolidated subsidiary	0	466,567
Total liabilities	401,724	1,788,143

Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized,
8,938,760 and 5,239,150 shares issued and outstanding	7,221,511	4,796,893
Stock subscriptions receivable	0	(62,797)
Accumulated deficit	(5,362,543)	(4,275,046)
Total stockholders' equity	1,858,968	459,050

	$2,260,692	$2,247,193

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000		1999
	Amount	Percent	Amount	Percent

Revenues	$3,036,323	100.0	$3,621,533	100.0

Cost of sales	2,107,008	69.4	2,388,232	66.0

Gross profit	929,315	30.6	1,233,301	34.0

Operating expenses	2,160,677	71.1	1,081,357	29.8

Income (loss) from operations	(1,231,362)	(40.5)	151,944	4.2

Other income (expense)	143,865	4.7	(49,002)	(1.4)

Income (loss) before income taxes	(1,087,497)	(35.8)	102,942	2.8

Provision for income taxes	0	0.0	0	0.0

Net income (loss)	$(1,087,497)	(35.8)	$102,942	2.8

Basic earnings (loss) per common share	$(0.13)		$0.03

Shares used in computing basic earnings (loss) per common share	8,363,609		3,993,486

Diluted earnings (loss) per common share	$(0.13)		$0.02

Shares used in computing diluted earnings (loss) per common share	8,363,609		4,866,567

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	Common Stock		Stock Subscriptions	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance - December 31, 1998	3,238,750	$3,596,883	$(169,552)	$(3,736,721)	$(309,390)

Issuance of common stock, net of related costs	1,255,250	1,114,737	--	--	1,114,737

Conversion of debt and accrued expenses to common stock	629,700	73,954	--	--	73,954

Issuance of common stock for services rendered	100,000	3,120	--	--	3,120

Issuance of common stock from exercise of stock options	15,450	8,199	--	--	8,199

Collection of stock subscriptions receivable	--	--	106,755	--	106,755

Adjustment for minority interest in consolidated subsidiary	--	--	--	(641,267)	(641,267)

Net income	--	--	--	102,942	102,942

Balance - December 31, 1999	5,239,150	4,796,893	(62,797)	(4,275,046)	459,050

Issuance of common stock, net of issuance costs	816,250	798,025	--	--	798,025

Issuance of common stock from exercise of stock options	461,015	7,392	--	--	7,392

Issuance of common stock from exercise of warrants	426,172	111,375	--	--	111,375

Conversion of debt and accrued expenses to common stock	861,173	386,326	--	--	386,326

Issuance of common stock for Mail Call common stock	1,135,000	1,121,500	--	--	1,121,500

Collections of stock subscriptions receivable	--	--	62,797	--	62,797

Net loss	--	--	--	(1,087,497)	(1,087,497)

Balance - December 31, 2000	8,938,760	$7,221,511	$0	$(5,362,543)	$1,858,968

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Cash flows from operating activities:
Net income (loss)	$(1,087,497)	$102,942
Adjustments to reconcile net income (loss) tocash flows from operating activities:
Depreciation, depletion and amortization	205,720	57,333
Allowance for doubtful note receivable	125,000	0
Loss or impairment on oil and gas investment	0	6,153
Common stock issued for services rendered	0	3,120
Write off notes receivable	11,125	0
Write off notes payable	(65,358)	0
Equity in earnings of unconsolidated oil and gas partnerships	0	(347)
Equity in loss of unconsolidated corporation	0	12,441
Minority interests in loss of consolidated subsidiary	(141,763)	(21,930)
Changes in operating assets and liabilities:
Accounts receivable, net	324,460	72,192
Inventories	15,085	(90,988)
Other current assets	(8,865)	5,915
Accounts payable	(248,260)	(14,690)
Accrued expenses	(83,533)	(89,309)
Cash flows from operating activities	(953,886)	42,832

Cash flows from investing activities:
Distributions from unconsolidated oil and gas partnerships	0	4,194
Purchases of property and equipment	(82,223)	(12,488)
Purchases of intangibles	(142,740)	0
Investment in and advances to unconsolidated subsidiary prior to consolidation	0	(179,049)
Investment in unconsolidated corporations	(10,000)	(40,000)
Advances on note receivable	(180,000)	0
Collections on notes receivable - related parties	0	5,500
Cash flows from investing activities	(414,963)	(221,843)

Cash flows from financing activities:
Net decrease in line of credit - bank	0	(35,000)
Payments on notes payable - related parties	0	(810)
Proceeds from long-term debt	0	80,000
Payments on long-term debt	(130,462)	(55,683)
Payments on capital lease obligations	(5,913)	(16,613)
Purchase of common stock	(13,500)	0
Proceeds from issuance of common stock, net of issuance costs	798,025	1,114,737
Proceeds from exercise of stock options	7,392	8,199
Proceeds from exercise of warrants	111,375	0
Collections on stock subscriptions receivable	62,797	37,997
Cash flows from financing activities	829,714	1,132,827

Increase (decrease) in cash and cash equivalents	(539,135)	953,816

Cash and cash equivalents, beginning of year	1,026,036	72,220

Cash and cash equivalents, end of year	$486,901	$1,026,036

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

(1)      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business – Voice and Wireless Corporation, formerly Kensington International Holding Corporation (Voice or the Company), was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky.  In 1992, the Company's focus shifted from development of oil and gas properties to becoming a diversified company.  At December 31, 2000, the Company has four wholly-owned subsidiaries: Ives Design, Inc. (Ives), Bluegrass Management and Operating Company (Bluegrass), Kensington American Gas Drilling #1, LLC (Drilling #1) and Mail Call, Inc. (Mail Call); and two majority owned corporations: I-Med Software, Inc. (I-Med) and Interchange Medical, Inc. (Interchange).

Ives was acquired in April 1992.  Ives manufactures non-refrigerated, customized display fixtures, primarily for the supermarket industry, and extends unsecured credit to customers in the normal course of business.  Customers are located throughout the Midwest region of the United States.

Mail Call was formed in June 1997 and Voice acquired its interests during 1999 and 2000. Mail Call is in the development stage and has yet to generate significant revenues.  Mail Call is engaged in electronic mail retrieval service via telephone.  Its principal customers are expected to be located worldwide.

Bluegrass, Drilling #1, I-Med and Interchange are inactive.

Principles of consolidation - The consolidated financial statements include the accounts of Voice, Ives and Mail Call.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue recognition - The Company recognizes revenue from sales at the time that ownership transfers to the customer, principally at shipment of the product, and upon completion of the earnings process for oil and gas activities.

Cash and cash equivalents - The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash.  The Company maintains its cash in high quality financial institutions.  The balance, at times, may exceed federally insured limits.

Accounts receivable – Accounts receivable have been reduced by an allowance for uncollectible accounts of $120,000 and $0 at December 31, 2000 and 1999.  The Company believes all accounts receivable in excess of the allowance are fully collectible.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense that determination is made.

Inventories - Inventories consist primarily of display fixtures and related raw materials and are valued at the lower of cost (first-in, first-out), or market.

Depreciation - Property and equipment are recorded at cost and are being depreciated over their estimated useful lives of three to thirty-one years using the straight-line method.  Depreciation expense was $66,377 and $49,323 for the years ended December 31, 2000 and 1999.

Amortization - Loan costs are amortized over the term of the loan using the straight-line method. Product development costs consist of costs capitalized to develop a product and are being amortized using the straight-line method over a period of three years.  Patents will be amortized upon issuance and the trademark is being amortized using the straight-line method over a period of fifteen years. Accumulated amortization was $146,872 and $10,560 at December 31, 2000 and 1999.

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

Unproved oil and gas properties are periodically assessed for impairment value, and any loss is recognized at the time of impairment by providing an impairment allowance.  Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method.  Pipeline and other equipment are being depreciated over their estimated useful lives using the straight-line method.  Depletion expense was $3,385 and $2,746 for the years ended December 31, 2000 and 1999.

Advertising costs - Advertising costs are charged to expense as incurred.  Advertising expense was $3,144 and $1,787 for the years ended December 31, 2000 and 1999.

Earnings (loss) per common share - The Company accounts for earnings (loss) per share as required under Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (Statement 128).  Statement 128 requires disclosures of basic earnings (loss) per share (EPS) and diluted EPS.  Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted EPS is computed by dividing net income (loss) by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period.  Dilutive common stock equivalents are not included in the computations of diluted EPS if their inclusion would be antidilutive.

Management's use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments - The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.  The fair value of debt approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

(2)      INVESTMENT IN MAIL CALL, INC.

During August 1999, the Company purchased common stock of Mail Call from an existing stockholder for $25,000.  Its ownership interest was approximately 37% upon completion of the transaction.  During November 1999, the Company purchased additional common stock from Mail Call increasing their ownership interest to approximately 51%. During February 2000, the Company issued 1,000,000 shares of common stock to a minority stockholder of Mail Call in exchange for his shares of Mail Call stock, increasing the Company’s ownership in Mail Call to approximately 85%.  During June 2000, the Company purchased the remaining minority interest in Mail Call.

(3)      INVENTORIES

Inventories consisted of the following at December 31:

	2000	1999
Raw materials	$141,759	$136,941
Work in process	18,307	23,556
Finished goods	111,680	126,334
Total	$271,746	$286,831

(4)      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2000	1999
Land	$19,500	$19,500
Buildings	268,699	268,699
Equipment	458,532	376,310
Less: accumulated depreciation and amortization	(455,083)	(388,706)
	$291,648	$275,803

(5)      INTANGIBLES

Intangibles consisted of the following at December 31:

	2000	1999
Goodwill	$810,196	$0
Product development costs	135,587	0
Loan costs	37,963	37,963
Patent and trademark	12,476	4,968
Less: accumulated amortization	(146,872)	(10,560)
	$849,350	$32,371

(6)      INVESTMENT IN OIL AND GAS PROPERTIES

Investment in oil and gas properties, using successful efforts accounting, consisted of the following at
December 31:

	2000	1999
Proved properties	$111,613	$111,613
Pipeline and equipment	87,344	87,344
	198,957	198,957
Less: accumulated depreciation, depletion and amortization	(137,161)	(133,776)
	$61,796	$65,181

No costs were incurred in oil and gas property acquisition, exploration and development activities during 2000 or 1999.

(7)      INVESTMENTS IN UNCONSOLIDATED CORPORATIONS

During 1999, the Company purchased 50,000 shares of common stock of You-Do, Inc. for $30,000 and 10,000 shares of common stock of Microtalk Technologies, Inc. for $10,000. During 2000, the Company purchased 10,000 shares of common stock of Stroke of Fortune, Inc. for $10,000.  These investments are being accounted for at cost as the Company’s ownership is less then 20%.  The Company’s intent is to hold these shares beyond one year and as such have classified the investments as long-term.  In addition, the Company was granted a five-year option to purchase an additional 30,000 shares of common stock of You-Do, Inc. at $1.00 a share.

(8)      INVESTMENT IN UNCONSOLIDATED OIL AND GAS PARTNERSHIP

The Company had a 46.6% limited partner interest in an oil and gas partnership.  During 1998, it was determined the investment was impaired and the investment was written down to $10,000.  During 1999, the partnership sold its assets and ceased operations.  The Company recognized a loss of $6,153 in 1999.

(9)      NOTE RECEIVABLE

Notes receivable consisted of the following at December 31:

	2000	1999
Stroke of Fortune, Inc., interest at 9%, unsecured, due March 2002.	$180,000	$0

Less: reserve for uncollectible notes receivable	(125,000)	(0)
	$55,000	$0

(10)      NOTE RECEIVABLE - RELATED PARTY

Note receivable - related party consisted of a note receivable from B & K Oil Company, Inc.  The note accrued interest at 8%, was unsecured and due on demand.  The balance at December 31, 1999 was $11,125, net of a reserve of $10,000.  During 2000, the Company wrote off the remaining balance.

(11)      LINE OF CREDIT - BANK

The Company has a $200,000 line of credit with Associated Bank Minnesota.  The line bears interest at 1.0% over the bank’s reference rate (10.50% at December 31, 2000), matures December 2001, and is secured by substantially all of the assets of Ives.  There were no outstanding borrowings at December 31, 2000 and 1999.

(12)      NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following at December 31:

	2000	1999
Note payable to director/stockholder - converted to common stock in 2000.	$0	$16,500

Note payable to stockholder - written off in 2000.	0	3,750

Note payable to stockholder - written off in 2000.	0	39,800

Note payable to director/stockholder - converted to common stock in 2000.	0	14,689

Various notes payable to stockholders - written off in 2000.	0	8,226
	$0	$82,965

(13)      LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2000	1999
Debentures payable to stockholders and non-stockholders – $41,805 paid in 2000 and remainder converted to common stock	$0	$369,442

Note payable – Regency Savings Bank – monthly installments of $3,654 including interest at 10.5%, secured by real estate, due August 2007.	344,327	351,595

Note payable – Associated Bank Minnesota - paid in full in 2000.	0	72,271

Note payable – Associated Bank Minnesota - paid in full in 2000.	0	9,118

Total long-term debt	344,327	802,426
Less: current portion	(8,070)	(354,058)
Long-term debt, net	$336,257	$448,368

Future maturities of long-term debt are as follows for the years ending December 31:

2001	$8,070
2002	22,932
2003	54,910
2004	60,961
2005	67,679
Thereafter	129,775
Total	$344,327

(14)      CAPITAL LEASE OBLIGATIONS

The Company leased certain equipment under capital lease agreements that expired in 2000.  Interest was provided for at interest rates ranging from 13.3% to 17.1%.  These obligations were secured by the equipment under lease. Total cost of the leased equipment was $22,950 and accumulated amortization was $22,950 and $17,350 at December 31, 2000 and 1999.

(15)      STOCKHOLDERS’ EQUITY

Sale of common stock - During 2000, the Company sold units consisting of the Company’s common stock and warrants to purchase common stock.  The Company issued 816,250 shares of common stock and issued 728,750 warrants to purchase common stock at $2.50 per share exercisable for five years and 87,500 warrants to purchase common stock at $3.00 per share exercisable for three years. The Company received proceeds of $798,025, net of issuance costs.  In addition, the Company issued 69,875 dealer warrants to purchase common stock at $1.00 per share exercisable for five years.

During 1999, the Company sold units consisting of the Company’s common stock and warrants to purchase common stock.  The Company issued 1,255,250 shares of common stock and 1,255,250 warrants to purchase common stock at $2.50 per share and received proceeds of $1,114,737, net of issuance costs.  The warrants are exercisable for five years.  In addition, the Company issued 99,975 dealer warrants to purchase common stock at $1.00 per share exercisable for five years.

Stock subscriptions - During 1992, the Company issued 597,500 shares of common stock at per share prices ranging from approximately $.40 to $2.00 in exchange for subscriptions receivable aggregating $455,001. The subscriptions accrued interest at 8% and matured at various dates from February 1995 to July 1995 and were secured by the underlying common stock.  The subscriptions and accrued interest were recorded as stock subscriptions receivable. During 1999 and 2000, the remaining stock subscriptions and accrued interest were collected.

Stock warrants - Outstanding and fully vested stock warrants (exercisable through November 2005) consisted of the following:

	Number of Warrants	Per Share Price
Outstanding – December 31, 1998	853,122	$.50 - $3.00
Granted	1,604,625	.11 – 2.50
Exercised	(10,500)	.63
Canceled and expired	(439,550)	.50 - .63
Outstanding – December 31, 1999	2,007,697	$.11 - $3.00
Granted	1,701,725	$.43 - $3.00
Exercised	(426,172)	$.11 - $1.00
Canceled and expired	(176,900)	$.63 - $3.00
Outstanding – December 31, 2000	3,106,250	$.11 - $3.00

Stock option plan - The Company has a stock option plan, which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan.  The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant and have a life of five years.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options.  Accordingly, no compensation cost has been recognized for its stock options.  Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards    No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net income (loss) and basic and diluted EPS would have been decreased to the proforma net income (loss) and basic and diluted EPS indicated below for the years ended December 31:

	2000	1999
Net income (loss) as reported	$(1,087,497)	$102,942
Proforma net income (loss)	$(1,433,460)	$74,142
Basic EPS as reported	$(.13)	$.03
Diluted EPS as reported	$(.13)	$.02
Proforma basic and diluted EPS	$(.17)	$.02

In determining the compensation cost of the options granted during 2000 and 1999, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

	2000	1999
Risk free interest rate	6%	6%
Expected life of options granted	5 years	5 years
Expected volatility of options granted	67%	75%
Expected dividend yield	0%	0%

Information regarding the Company's stock options is summarized below:

	2000		1999
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	574,750	$.17	179,700	$.32
Granted	270,000.47		400,000.11
Canceled or expired	(59,406)	.32	0.00
Exercised	(461,015)	.17	(4,950)	.32
Options outstanding, End of year	324,329	$.41	574,750	$.17
Options exercisable, end of Year	324,329	$.41	574,750	$.17
Weighted average fair value Of options granted during The year		$.28		$.07

Options outstanding at December 31, 2000 have exercise prices ranging from $.11 to $1.60 and a weighted average remaining contractual life of 4.53 years.

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

Stock conversion option - The Company granted a director/stockholder the option to convert accrued expenses to common stock at $.11 per share.  The individual can acquire up to 200,000 shares per year through April 2001. The individual converted $22,000 of accrued expenses into 200,000 shares of common stock during 2000 and 1999.

(16)      RETIREMENT PLAN

The Company has a Simple IRA retirement plan for the benefit of employees who qualify for participation.  Company contributions were $20,223 and $21,924 for the years ended December 31, 2000 and 1999.

(17)      COMMITMENTS AND CONTINGENCIES

Operating leases - The Company leases corporate office space under leases expiring through February 2005.  Monthly base rents are $3,424.  In addition, one of the leases requires the Company to pay its pro rata share of operating expenses.  The Company also leased certain equipment under a lease that expired October 2000. Rent expense was $73,834 and $18,451 for the years ended December 31, 2000 and 1999.

Future minimum rental payments are as follows for the years ending December 31:

2001	$25,649
2002	17,895
2003	18,248
2004	18,601
2005	3,110
Total	$83,503

Major customer - The Company had sales to a single customer and its affiliates representing approximately 73% of total product sales for the years ended December 31, 2000 and 1999.  Accounts receivable from this customer and its affiliates represented approximately 22% and 59% of total accounts receivable at December 31, 2000 and 1999.

Employment agreement - The Company has an employment agreement with an officer/stockholder that requires minimum annual compensation of $78,000.  The agreement terminates May 1, 2003. The Company also has an employment agreement with an officer of Mail Call.  The agreement requires annual compensation of $160,000 through February 2001 and $200,000 annually thereafter.  The agreement terminates March 1, 2002 but may be renewed annually.  The agreement requires the Company to pay the individual all remaining compensation due under the agreement if the individual is terminated without cause.  In addition, the agreement required the Company to issue a warrant to the individual to purchase 440,000 shares of the Company’s common stock at $1.00 per share exercisable for five years.  The individual has the option to put the warrant back to the Company for $390,000 in the event the Company completes a private placement as outlined in the agreement.  The agreement also restricts the employee from competing with the Company for two years following employment termination.

(18)      INCOME TAXES

The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes.  At December 31, 2000, the Company had net operating loss carryforwards of approximately $3,300,000.  Of the total net operating loss carryforwards, approximately $48,000 will expire in 2004 and the remainder will begin to expire in 2011.  Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.  The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

	2000	1999
Net operating loss carryforwards	$1,327,000	$980,000
Less: valuation allowance	(1,327,000)	(980,000)
Net deferred tax asset	$0	$0

(19)      OTHER INCOME (EXPENSE)

Total other income (expense) is as follows for the years ended December 31:

	2000	1999
Interest income	$66,250	$54,816
Interest expense	(72,248)	(93,077)
Interest expense – related parties	0	(14,424)
Equity in earnings of unconsolidated oil and gas partnership	0	347
Equity in loss of unconsolidated corporation	0	(12,441)
Minority interests in loss of consolidated corporation	141,763	21,930
Loss on oil and gas investment	0	(6,153)
Other income	8,100	0
Total other income (expense)	$143,865	$(49,002)

(20)      SEGMENT REPORTING

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

	2000	1999
Revenues from unaffiliated customers:
Manufacturing	$3,003,056	$3,600,076
Oil and gas	23,401	20,226
Technology	9,866	1,231
Consolidated	$3,036,323	$3,621,533

Operating profit (loss):
Manufacturing	$(9,634)	$389,488
Oil and gas	6,909	3,906
Technology	(634,429)	(48,316)
General corporate	(594,208)	(193,134)
Consolidated	$(1,231,362)	$151,944

Identifiable assets:
Manufacturing	$907,487	$1,116,282
Oil and gas	81,659	74,195
Technology	1,139,936	966,372
General corporate	131,610	90,344
Consolidated	$2,260,692	$2,247,193

Depreciation, depletion and amortization:
Manufacturing	$34,784	$49,351
Oil and gas	3,385	2,746
Technology	161,614	4,152
General corporate	5,937	1,084
Consolidated	$205,720	$57,333

Capital expenditures:
Manufacturing	$1,376	$5,589
Oil and gas	0	0
Technology	60,636	3,559
General corporate	20,211	3,340
Consolidated	$82,223	$12,488

(21)      SUPPLEMENTAL CASH FLOWS INFORMATION

	2000	1999

Cash paid for interest	$72,248	$117,524
Cash paid for income taxes	$0	$0

Noncash investing and financing activities:

Debt and accrued expenses converted to common stock	$386,326	$73,594
Issuance of common stock for Mail Call common stock	$1,135,000	$0
Stock subscription and interest receivable exchanged for debt	$0	$68,758

(22)      SUPPLEMENTAL OIL AND GAS INFORMATION

Results of operations for oil and gas producing activities were as follows for the years ended December 31:

	2000	1999
Oil and gas sales	$23,401	$20,226
Well depreciation and depletion	(3,385)	(2,746)
Production and operating costs	(13,107)	(13,574)
Operating income from oil and gas producing activities (excluding corporate overhead and interest costs)	$6,909	$3,906

Reserve information (unaudited) - While reserves still exist, higher than anticipated production costs and substantial additional development expenditures make it highly unlikely these properties will provide significant future cash flows.  As a result, accurate and meaningful reserve quantities are unknown.  All of the Company’s reserves are located in the United States.