Form 10QSB
period 2001-03-31
VOICE & WIRELESS CORP
filed 2001-04-27
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities exchange Act of 1934

For Quarter Ending March 31, 2001

Commission File Number #33-38119-C

Voice and Wireless Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1610632
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 654, 600 South Highway 169, Minneapolis, MN	55426
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number,	(952) 546-2075

Indicate by Check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

Yes  ☒         No  ☐

Indicate the number of shares outstanding of each of the  issuer’s classes of common stock, as of the latest practicable date:

Outstanding shares are 8,938,760 of common stock no par value.

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

Quarter Ended  March 31, 2001

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

Item 1.         Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the “Company”) as of the quarter ended March 31,2001 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company’s quarterly report.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
(in 000’s except per share data)

Highlights: Quarter ended March 31

	2001	2000	Change
Revenue	$800	$1,099	(27.2%)
Gross Profit	$248	$355	(30.1%)
Net Income (Loss)	($177)	(154)	(14.9%)
Earning (loss) per share	($0.02)	($.02)

Revenues for the quarter totaled $800k as compared to $1,099k for the same quarter in 2000. The variance is a continuation of the slow down in orders of product and services that started in the later part of the 3rd quarter of 2000. Revenues for Mail Call, Inc. were minimal and below expectations. The Company is evaluating all options for marketing Mail Call services but does not expect any significant increase in revenues from Mail Call for the immediate future.

Gross profit for the quarter ended totaled $248k compared to $355k for the same quarter of 2000. The decrease in gross profit percentage is due to lower revenues.

Operating expenses for the quarter totaled $419k as compared to $641k for the first quarter of 2000. The variance in Operating expenses is due to a one-time payment of $200k, which was paid to a former owner of Mail Call in the first quarter of 2000. Expenses incurred in the development of the wireless ear bud totaled approximately $20k during the quarter.

Inflation

          The rate of inflation can have a significant impact on the Company’s operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II Other Information

Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities -- None
Item 3.  Defaults upon Senior Securities -- None
Item 4.  Submission of Matters to a Vote of Security Holders -- None
Item 5.  Other Information -- None

Item 6.  Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

/s/ Mark Haggerty
Mark Haggerty Chief Executive Officer

/s/ Jeff Etten
Jeff Etten, C.F.O.

Dated:	April 26, 2001
Minneapolis, Minnesota

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,904	$486,901
Accounts receivable, net	382,744	167,171
Inventories	271,746	271,746
Other current assets	34,716	27,080
Total current assets	908,110	952,898

Other assets:
Note receivable, net	55,000	55,000
Investment in oil and gas properties, net	61,796	61,796
Property and equipment, net	303,395	291,648
Intangibles, net	854,911	849,350
Investment in unconsolidated corporations	50,000	50,000
Total other assets	1,325,102	1,307,794

	$2,233,212	$2,260,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	8,070	8,070
Accounts payable	115,552	30,446
Accrued expenses	89,323	26,951
Total current liabilities	212,945	65,467

Long-term debt, net of current portion	334,321	336,257
Total liabilities	547,266	401,724

Stockholders’ equity:
Common stock	7,221,196	7,221,511
Accumulated deficit	(5,535,250)	(5,362,543)
Total stockholders’ equity	1,685,946	1,858,968

	$2,233,212	$2,260,692

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 31	March 31
	2001	2000
	(Unaudited)	(Unaudited)

Revenues	$799,905	$1,098,683

Cost of sales	551,737	743,398

Gross profit	248,168	355,285

Operating expenses	419,201	641,257

Income (loss) from operations	(171,033)	(285,972)

Other income (expense):
Interest income	3,313	44,299
Interest expense	(9,025)	(32,470)
Other income	0	0
Minority interest in loss of subsidiary	0	120,334
Total other income (expense)	(5,712)	132,163

Income (loss) before income taxes	(176,745)	(153,809)

Provision for income taxes	0	0

Net income (loss)	$(176,745)	$(153,809)

Basic net income (loss) per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding	8,938,760	6,868,480

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(176,745)	$(153,809)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	48,718	23,725
Minority interest in loss of subsidiary	0	(120,334)
Changes in operating assets and liabilities:
Accounts receivable	(215,573)	202,617
Inventories	0	34,000
Other current assets	(7,636)	(42,988)
Accounts payable	85,106	(50,088)
Accrued expenses	62,372	(84,268)
Cash flows from operating activities	(203,758)	(191,145)

Cash flows from investing activities:
Purchases of property and equipment	(61,988)	(15,055)
Investments in unconsolidated corporations	0	(35,000)
Cash flows from investing activities	(61,988)	(50,055)

Cash flows from financing activities:
Payments on notes payable - related parties	0	(21,276)
Payments on long-term debt	(1,936)	(27,276)
Payments on capital lease obligations	0	(2,000)
Proceeds from long term debt	0
Net proceeds from sale of common stock	(315)	624,777
Proceeds from exercise of stock options and warrants	0	118,767
Collection on stock subscriptions receivable	0	62,797
Cash flows from financing activities	(2,251)	755,789

Increase (decrease) in cash and cash equivalents	(267,997)	514,589

Cash and cash equivalents, beginning of period	486,901	1,026,036

Cash and cash equivalents, end of period	$218,904	$1,540,625

Noncash investing and financing activities:
Issuance of common stock for debt retirement	$0	$158,689
Issuance of common stock for Mail Call stock	$0	$1,000,000