Form 10QSB
period 2001-06-30
VOICE & WIRELESS CORP
filed 2001-08-14
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒      Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending June 30, 2001

Commission File Number #33-38119-C

Voice and Wireless Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1610632
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 654, 600 South Highway 169, Minneapolis, MN	55426
(Address of principal executive offices)	(Zip code)

(952) 546-2075
Registrant's telephone number

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

Outstanding shares are 8,938,760 of common stock no par value.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,949	$486,901
Accounts receivable, net	270,439	167,171
Inventories	296,495	271,746
Other current assets	56,586	27,080

Total current assets	$631,469	$952,898

Other assets:
Note receivable, net	$55,000	$55,000
Investment in oil and gas properties, net	60,297	61,796
Property and equipment, net	287,519	291,648
Intangibles, net	847,057	849,350
Investment in unconsolidated corporations	50,000	50,000

Total other assets	$1,299,873	$1,307,794

	$1,931,342	$2,260,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$8,070	$8,070
Line of Credit	25,000	0
Accounts payable	70,633	30,446
Accrued expenses	31,608	26,951

Total current liabilities	$135,311	$65,467

Long-term debt, net of current portion	382,532	336,257

Total liabilities	$517,843	$401,724

Stockholders' equity:
Common stock	$7,221,196	$7,221,511
Accumulated deficit	(5,807,697)	(5,362,543)

Total stockholders' equity	$1,413,499	$1,858,968

	$1,931,342	$2,260,692

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$422,814	$859,383	$1,222,719	$1,958,066

Cost of sales	323,244	528,944	874,981	1,272,342

Gross profit	99,570	330,439	347,738	685,724

Operating expenses	360,494	517,174	779,695	1,158,431

Income (loss) from operations	(260,924)	(186,735)	(431,957)	(472,707)

Other income (expense):
Interest income	1,688	(3,966)	5,001	40,333
Interest expense	(9,171)	(23,704)	(18,196)	(56,174)
Other income	0	2,174	0	2,174
Minority interest in loss of subsidiary	0	21,429	0	141,763

Total other income (expense)	(7,483)	(4,067)	(13,195)	128,096

Income (loss) before income taxes	(268,407)	(190,802)	(445,152)	(344,611)

Provision for income taxes	0	0	0	0

Net income (loss)	$(268,407)	$(190,802)	$(445,152)	$(344,611)

Basic net income (loss) per common share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average common shares outstanding	8,938,760	8,679,114	8,938,760	7,773,323

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(445,003)	$(344,611)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation, depletion and amortization	56,879	61,307
Minority interest in loss of subsidiary	0	(141,763)
Changes in operating assets and liabilities:
Accounts receivable	(103,268)	44,561
Inventories	(24,749)	19,000
Other current assets	(29,506)	(30,624)
Accounts payable	40,187	(4,867)
Accrued expenses	4,657	(87,578)

Cash flows from operating activities	(500,803)	(484,575)

Cash flows from investing activities:
Advances on note receivable	0	(175,000)
Purchases of property and equipment	(51,360)	(78,302)
Investments in unconsolidated corporations	0	(75,741)

Cash flows from investing activities	(51,360)	(329,043)

Cash flows from financing activities:
Increase (Decrease) in line of credit	25,000	0
Increase (Decrease) in long-term debt	48,211	(68,611)
Payments on capital lease obligations	0	(4,382)
Net proceeds from sale of common stock	0	798,025
Proceeds from exercise of stock options and warrants	0	118,767
Collection on stock subscriptions receivable	0	62,797

Cash flows from financing activities	73,211	906,596

Increase (decrease) in cash and cash equivalents	(478,952)	92,978

Cash and cash equivalents, beginning of period	486,901	1,026,036

Cash and cash equivalents, end of period	$7,949	$1,119,014

Noncash investing and financing activities:
Debt converted to common stock	$	$282,076
Issuance of common stock for Mail Call stock	$	$1,000,000

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

Quarter Ended June 30, 2001

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

Item 1.   Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the "Company") as of the quarter ended June 30, 2001 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
(In 000’s except per share data)

	Quarter ended June 30,
	2001	2000	% Change

Highlight

Revenue	$423	$859	(50.8)%
Gross Profit	100	330	(70.0)%
Net Loss	(268)	(191)	(40.3)%

Loss per share	$(0.03)	$(.02)

	Year to Date ended June 30,
	2001	2000	% Change

Revenue	$1,223	$1,958	(37.5)%
Gross Profit	348	686	(49.3)%
Net Loss	(445)	(345)	(29.0)%

Loss per share	(.05)	(.04)

Revenues for the quarter totaled $423k as compared to $859k for the same quarter in 2000. We have continued to see a slow down in the rate of customer orders due to various reasons. The slowing of the economy has resulted in fewer projects being started. With fewer projects being bid, competitors are cutting prices, which has had a negative impact on gross margins. Revenues for Mail Call, Inc. (Mail Call) were minimal. The delays in the introduction of the Company’s earbud also caused revenues to be lower than expected.

Gross profit for the quarter ended totaled $100k compared to $330k for the same quarter of 2000. The decrease in gross profit percentage is directly related to lower revenues.

Operating expenses for the quarter totaled $360k as compared to $517k for the same quarter of 2000. The variance in operating expenses is related to the lower volume of sales experienced in 2001. Expenses incurred in the development of the wireless ear bud totaled approximately $15k during the quarter.

During the period the Company issued $50,000 in 5 year convertible debentures to three individuals. These debentures bear interest at a rate of 8% per year and can be converted to the Company’s common stock by the holder at a conversion price of $1.25 per share after July 31,2002. Interest is paid monthly.

Inflation

             The rate of inflation can have a significant impact on the Company's operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II  Other Information

Item 1.	Legal Proceedings - None
Item 2.	Changes in Securities - None
Item 3.	Defaults upon Senior Securities – None
Item 4.	Submission of Matters to a Vote of Security Holders - None
Item 5.	Other Information - None

Item 6.	Exhibit 10.A Amendment to Ron Schnell Employment Agreement.

Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

/s/ Mark Haggerty
Mark Haggerty
Chief Executive Officer

/s/ Jeff Etten
Jeff Etten, C.F.O.

Dated:	August 14, 2001
Minneapolis, Minnesota