Form 10QSB
period 2001-09-30
VOICE & WIRELESS CORP
filed 2001-11-14
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities exchange Act of 1934

For Quarter Ending September 30, 2001

Commission File Number #33-38119-C

Voice and Wireless Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1610632
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 654, 600 South Highway 169, Minneapolis, MN	55426
(Address of principal executive offices)	(Zip code)

Registrant's telephone number,  (952) 546-2075

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

Part I.      Financial Information

Quarter Ended September 30, 2001

GENERAL

                The following consolidated financial information is submitted in response to the requirements of Form 10-QSB and is prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures made are adequate to make the information presented not misleading. Further in the opinion of management, the interim consolidated financial statements reflect fairly the financial position and results of operations for the period indicated.

                The results of operations for the quarter ended as stated above are not necessarily indicative of results to be expected for the entire fiscal year ending December 31st.

Item 1.    Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the "Company") as of the quarter ended September 30, 2001 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company's quarterly report.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In 000’s except per share data)

Highlights:            Quarter ended September 30,

	2001	2000	% Change

Revenue	$428	$645	(33.6)%
Gross Profit	79	191	(58.6)%
Net Loss	(337)	(236)	(42.8)%

Loss per share	$(0.04)	$(.03)

                                Year to Date ended September 30,

	2001	2000	% Change

Revenue	$1,651	$2,603	(36.6)%
Gross Profit	426	876	(51.4)%
Net Loss	(783)	(581)	(34.7)%

Loss per share	(.09)	(.07)

Revenues for the quarter totaled $428k as compared to $645k for the same quarter in 2000.The slowing of the economy has had a negative impact in the number of projects being started. We are continuing to see heavy competition for those projects being bid which has caused margins to be cut in order to win projects. Additionally, we have seen delays in the start of projects which also caused the reduction in revenues. Revenues for Mail Call, Inc. (Mail Call) were minimal. The delays in the introduction of the Company’s earbud product also caused revenues to be lower than expected. Revenues are expected to increase in the fourth quarter due to a considerable backlog of orders. We also anticipate the first shipments of the Company’s earbud product in the fourth quarter, which will have a positive impact on revenues.

Gross profit for the quarter ended totaled $79k compared to $191k for the same quarter of 2000. The decrease in gross profit percentage is directly related to lower revenues, pricing pressure from competitors and the underutilization of our production workers.

Operating expenses for the quarter totaled $404k as compared to $431k for the same quarter of 2000. The variance in operating expenses is related to the lower volume of revenues experienced in 2001.

During the period the Company issued $182,500 in 5 year convertible debentures to accredited investors. These debentures bear interest at a rate of 8% per year and can be converted to the Company’s common stock by the holder at a conversion price of $1.25 per share after July 31, 2002. Interest is paid monthly.

The Company also issued warrants to three groups in exchange for providing services in 2001 and 2002 in the areas of investment banking, marketing, advertising and public relations. These warrants can be exercised over five years for a total of 1,050,000 shares of common stock at prices ranging from $1.25 to $12.50 per share.

Inflation

                The rate of inflation can have a significant impact on the Company's operations because of increases in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II   Other Information

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

	/s/ Jeff Etten, C.F.O.	/s/ Mark Haggerty
Chief Executive Officer

Dated:	November 13, 2001
Minneapolis, Minnesota

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,114	$486,901
Accounts receivable, net	320,502	167,171
Inventories	301,592	271,746
Other current assets	43,731	27,080
Total current assets	670,939	952,898

Other assets:
Note receivable, net	55,000	55,000
Investment in oil and gas properties, net	58,797	61,796
Property and equipment, net	304,345	291,648
Intangibles, net	855,960	849,350
Investment in unconsolidated corporations	50,000	50,000
Total other assets	1,324,102	1,307,794

	$1,995,041	$2,260,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$21,000	$8,070
Line of credit	95,000	0
Accounts payable	203,582	30,446
Accrued expenses	48,776	26,951
Total current liabilities	368,358	65,467

Long-term debt, net of current portion	317,769	336,257
Convertible Deferred Debentures	232,500	0
Total liabilities	918,627	401,724

Stockholders' equity:
Common stock	7,221,511	7,221,511
Accumulated deficit	(6,145,097)	(5,362,543)
Total stockholders' equity	1,076,414	1,858,968

	$1,995,041	$2,260,692

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	$427,799	$644,849	$1,650,518	$2,602,915

Cost of sales
	349,283	453,977	1,224,264	1,726,319

Gross profit	78,516	190,872	426,254	876,596

Operating expenses	403,786	431,564	1,183,481	1,589,995

Loss from operations	(325,270)	(240,692)	(757,227)	(713,399)

Other income (expense):
Interest income	673	30,104	5,674	70,437
Interest expense	(12,805)	(23,317)	(31,001)	(79,491)
Other income	0	(2,174)	0	0
Minority interest in loss of subsidiary	0	0	0	141,763
Total other income (expense)	(12,132)	4,613	(25,327)	132,709

Loss before income taxes	(337,402)	(236,079)	(782,554)	(580,690)

Provision for income taxes	0	0	0	0

Net loss
	$(337,402)	$(236,079)	$(782,554)	$(580,690)

Basic net loss per common share	$(0.04)	$(0.03)	$(0.09)	$(0.07)

Weighted average common shares outstanding	8,938,760	8,937,601	8,938,760	8,172,294

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(782,554)	$(580,690)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation, depletion and amortization	90,093	120,535
Minority interest in loss of subsidiary	0	(141,763)
Changes in operating assets and liabilities:
Accounts receivable	(153,331)	53,555
Inventories	(29,846)	9,000
Other current assets	(16,651)	(8,835)
Accounts payable	173,142	(69,846)
Accrued expenses	21,825	(52,988)
Cash flows from operating activities	(697,322)	(671,032)

Cash flows from investing activities:
Advances on note receivable	0	(180,000)
Purchases of property and equipment	(106,401)	(85,287)
Investments in unconsolidated corporations	0	(146,741)
Cash flows from investing activities	(106,401)	(412,028)

Cash flows from financing activities:
Increase (decrease) in line of credit	95,000	0
Payments on long-term debt	(1,838)	(152,567)
Payments on capital lease obligations	0	(5,282)
Proceeds from long term debt	228,774	0
Net proceeds from sale of common stock	0	798,025
Proceeds from exercise of stock options and warrants	0	118,767
Collection on stock subscriptions receivable	0	62,797
Cash flows from financing activities	321,936	821,740

Decrease in cash and cash equivalents
	(481,787)	(261,320)

Cash and cash equivalents, beginning of period	486,901	1,026,036

Cash and cash equivalents, end of period	$5,114	$764,716

Noncash investing and financing activities:
Debt converted to common stock	$0	$282,076
Issuance of common stock for Mail Call stock	$0	$1,135,000