Form 10KSB
period 2001-12-31
VOICE & WIRELESS CORP
filed 2002-04-16
CIK 854608

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Filed pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001, file # 33-38119-C

VOICE AND WIRELESS CORPORATION

(Exact name of registrant as specified in charter)

Minnesota	41-1619632
(State or other jurisdiction	(IRS Employer ID Number)
of organization)

Interchange Tower, # 654, 600 S. Hwy 169, Minneapolis, MN 55426
(address of principal executive offices)

Registrant’s telephone number is	(952) 546-2075

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value of $0.001 per share
(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has registrant been subject to such filing requirements for the past 90 days.

Yes ☒                             No☐

The number of shares outstanding of each class of the registrant’s common stock as of December 31, 2001 was 8,938,260 shares.

The estimated market value on April 12, 2002, of the voting stock held by all shareholders of the registrant was $2,398,499.80 and of non-affiliates with 6,429,601 shares was $1,821,508.23 based upon the last trade of the stock on the OTC Bulletin Board of $.23 per share. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of “VWLC”.

Exhibit Index on the Sequential page 18

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

VOICE & WIRELESS CORPORATION

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2001

INDEX

ITEM

PART I

1.	Description of Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of matters to vote of security holders

PART II

5.	Market for Common Equity & Related Stockholder matters
6.	Management’s Discussion & Analysis or Plan of Operations
7.	Consolidated Financial statements
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management
12.	Certain Relationships & Related Transactions
13.	Exhibits, lists and Reports on Form 8-K
Signatures

Consolidated Financial Statements

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

1.               Statements in this discussion which are not historical facts may be considered “forward looking statements” within the meaning of Section 21E of the Securities & Exchange  Act of 1934, as amended, including projected sales based upon orders, estimated cost savings and savings that may be generated from restructuring. The words “believe”, “expect”, “anticipate”, “estimate”, and similar expressions identify forward looking statements. Any forward looking statement involves risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. The risks associated with the Company’s forward looking statements include, but are not limited to, risks associated with the Company’s history of losses and uncertain profitability, reliance on a large customer, risks associated with competition, general economic conditions, reliance on key management and production people, future capital needs, dilution, effects of outstanding notes and convertible debentures, limited public market, low stock price, and lack of liquidity.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this annual report on Form 10-KSB.

Item 1. Description of Business

Voice & Wireless Corporation changed its name on July 30, 2000 from KENSINGTON INTERNATIONAL HOLDING CORPORATION, (referred to herein as “VWLC” or the “Company”) to more accurately reflect its new direction to provide communication solutions as well as continuing its core business of installing and manufacturing commercial fixtures. During 2001 the Company sustained losses due to the recession, continued losses and investments into Mail Call, costs related to the development of the new patent-pending wireless Ear Bud as well as increased losses at Ives Design.

The Company was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky.  It is a reporting public corporation quoted on the “pink and white sheets” as well as the bulletin board, and its call sign is “VWLC.OB”. On December 31, 2001, the Company had approximately 1,100 stockholders. On December 31, 2001, VWLC owned 100% of Ives Design, Inc., a Minnesota corporation, and 100% of Mail Call, Inc., a Florida corporation, both of which are operating companies. VWLC owns 80% or more of the following non-operating companies; Bluegrass Management and Operating Company, a Kentucky corporation; VWLC American Gas Drilling #1, a Minnesota LLC. During 2001, VWLC sold its interests in the 28 operating oil and gas wells in Oklahoma, Texas, and Arkansas for $40,000. VWLC also owns less than 10% of a number of companies under its Equity Acquisition Program as described on page 9. The Company formed a German subsidiary, “Kensington International Europe GmbH” in March 2000.

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

VWLC, as stated above, is comprised of:

A.                Mail Call, Inc. & the Wireless Ear Bud

Mail Call, Inc., a Florida corporation founded in April 1997, is the creator of a convenient and easy to use method of accessing and managing e-mail from any telephone in the world.  Mail Call’s elegant and sophisticated e-mail retrieval system provides simple telephone access to the messages, documents, and information we are expecting but can’t always get to a computer to retrieve.  Mail Call’s customers dial a toll free number, connect to Mail Call’s automated system, and, heartheir e-mail as Mail Call reads their messages to them. Then, without keyboard or computer, the customer may respond verbally (leaving a voice response as though sending a voice mail) to the e-mail. Mail Call delivers the “voice” e-mail as a return message to the sender. Mail Call has a Web Site at www.mailcall.com.

Nielson Media Research and CommerceNet in June of 1998 stated that there were 79 million e-mail users over the age of 16 in the United States alone. On November 1, 1999, CNBC announced that the number of adult users of e-mail in the United States had just exceeded 100 million people.

Currently, Mail Call’s services utilize a proprietary text to speech software technology licensed from Lernout & Haauspie Speech Product N.V. The license provides that it is worldwide, non-exclusive and non-transferable. Mail Call also has developed its own proprietary source codes and software.

On July 1, 2000 the Company acquired 100% ownership of the shares of Mail Call, Inc. During 2000 and 2001 VWLC attempted to commercialize Mail Call’s technology and it was not successful forcing the Company to close Mail Call in the USA during 2002. Mail Call will continue to be operated in the Bahamas for the Bahamian telephone company, BATELCO.

The patent-pending digital wireless ear-piece (DWE) allows you to listen & talk on your analog or digital cellular phone (or any phone) hands free and without wires, by placing a small amplifier on your phone and by placing a soft plastic shell devise in the outer “bowl” or concha of your ear. The “Voice & Wireless Ear Bud™“ uses two hearing aid batteries, which are easy to replace and that last an estimated 50 hours of “talk time”. This extended time is due to the Company’s patent pending method for extending the life of the batteries. The cell phone amplifier uses three hearing aid batteries.

The digital wireless ear-bud system works with any existing phone, multimedia computer, CD player, MP3 player or radio as well as most televisions on the market today. The ear-bud works with any existing analog or digital cellular phone in existence today that has a 2.5mm audio port, so most users will not have to purchase new phones to use our product.  The wireless digital ear-bud advantages over its competitors are as follows:

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

•                    The ear-bud has a zero SAR, which is the FCC’s measure of radiation.

•                    With the ear-bud, you can speak on your cell phone even if it up to eight feet away.

Significant markets, customers and suppliers

The market for hands free cellular phones is growing and in some jurisdictions, it is mandatory. According to the National Highway Safety Administration, there are 86 million cell phone subscribers in the United States and most use them while they are driving (Investors Business Daily, March 8, 2000). Australia, Austria, Belgium, Germany, Israel, Italy, Japan, New York, Norway, Portugal, South Africa, Spain, and Switzerland have banned the use of a cell phone while driving, unless it is hands free. Investors Business Daily reported in its February 23, 2001 edition that as of December 31, 2000 there were over 1,000,000,000 cell phones and TIME magazine, in its October 9, 2000 edition, reported that manufacturers expect to sell another 400 million units in 2001. The market potential for just the cellular phones application is very large and growing.

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

Competition within the hands-free cellular telephone market

For the Ear Bud there is no direct competition that the Company is aware of as of the date of this business summary. The indirect competitors that the Company knows of are as follows.

Plantronics has a wireless cordless phone known as the XLT and it wholesales for $389.00. The user has to stay within 100 feet of an electrical power station and the headset batteries only last four hours. The headset has a large microphone that must be adjusted.

GN-Netcom has a model similar to Plantronics XLT, but it uses the “bluetooth technology” which sells for $499. The Netcom devise is a headset with only two hours of “talk time”. The bluetooth model’s range, as tested by Voice & Wireless, is five to eight feet. Netcom’s “bluetooth” model does give off radiation.

Air Magic, a Chinese firm, started marketing an RF (radio frequency) wireless ear-bud during the summer of 2000. Air Magic has a range of five feet and can only be used with a cell phone in a car. The Chinese model sells for $99.99 plus $21.95 for shipping and a phone adapter.  As with Netcom, the Air Magic devise does give off radiation. Other indirect competitors are single purpose hands-free, wired ear-buds for cell phones which are sold by numerous vendors such as JABRA and GE Netcom and sell for as little as $14.95. Additional indirect competitors are manufacturers of speakerphones made for automobiles. Management anticipates numerous competitors in the future due to the large and growing market.

B. IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. (“Ives”), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and/or metal. Ives provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 2001, Ives employed 26 full time employees.

During 2001, Ives Design was greatly affected by the recession and lost nearly $240,000. Management realized that Ives had to acquire a product or products that it could market to its existing customers which had better margins and exclusivity. During November 2001, VWLC started negotiations for the exclusive right to market, sell, service, promote and distribute the STABILUX™, a voltage regulator that stabilizes voltage and manages lighting for various applications in the following areas;

“ Facilities of customers headquartered in Minnesota, even if located in other exclusive Master Distributors areas, provided that the ordering is done through the Minnesota customer. In addition, this exclusive distributorship includes sales made through Hubbell Lighting, Inc. of Christianberg, VA; Pro Circuit of Conroe, TX; Johnson Controls of Wisconsin; Border States Electric; Viking Electric of Minnesota; and Qualite Sports Lighting, Inc. of Hillsdale, MI. Once a sale is made by Voice & Wireless, its subsidiary, distributor, or dealer, in another designated area, other than Minnesota, that customer remains the customer of VWLC for the duration of this distributorship even if a master exclusive distributorship is established where the customer is located.”

On March 6, 2002 the agreement was signed and finalized. STABILUX™ is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use through out Europe. STABILUX™ is ETL and FCC certified and IREM is both ISO 9001 and ISO 14001 certified. The product has been shown to reduce lighting energy costs by as much as 50% in European applications such as grocery stores (Ives Design’s biggest customer is Super Valu), parking ramps, large retail stores, and similar facilities. STABILUX™ can be used with all existing or new lamps, ballasts or energy management systems found in commercial, industrial and governmental facilities.

On March 6, 2002, VWLC and Ives Design were granted the exclusive rights to market, sell, promote, and distribute the STABILUX™ products in the entire United States of America for an additional 650,000 shares of restricted stock and for another 350,000 shares of registered stock. In addition, VWLC and Ives Design were granted the non-exclusive right to sell the STABILUX™ worldwide. Part of the transaction was that VWLC would also receive five (5) STABILUX™ units, and $30,000 of equipment and marketing materials. VWLC has hired a VP of Sales and a VP of Marketing for the STABILUX™. This United States exclusivity will be finalized once the 350,000 shares of VWLC stock is registered through a Form S-3 filing. Notwithstanding, the Company has been operating as IREM’s exclusive United States distributor of STABILUX™ through its new subsidiary, EconoWatt Corporation, a Nevada Corporation, since March 6, 2002. The March 6, 2002 agreement to purchase EconoWatt Corporation is attached as Exhibit 10.5.

On February 11, 2002 the Company entered into a consulting agreement with UTEK Corporation of Florida. UTEK has agreed to source out other complimentary technologies for the Company, assist in selling Mail Call, Inc., and to provide other consulting services to the Company in return for 45,000 shares a month in 144 restricted stock. The agreement may be terminated by either party upon 30 days notice.

Significant markets, customers and suppliers

While the loss of Ives’ largest customer would have an adverse effect on the Company such an event is unlikely since they have recently advised the Company of their plan to place more substantial orders. The Company presently has no contractual commitments with any customers but works against purchase orders for its sales.

The Company believes that the number of potential suppliers of the materials utilized by Ives in fashioning its products are sufficient that the loss by Ives of any one or a number of its present suppliers would not have a material adverse effect on Ives’ business.

Ives’ products are not seasonal products and are sold throughout the year.

Regulation of the store fixture industry

There are federal and state regulations governing the Ives

operation to the extent of Environmental Protection Agency and OSHA rules that apply to disposal of waste from painting and sealing of product. The STABILUX™ is ETL and FCC tested and certified. It meets all electrical codes in the United States. Ives has a program in effect for all of the situations mentioned herein.

Competition within the store fixture & lighting retrofit industry

Ives does have a number of competitors and bids most of its projects. During the recession, competitors have bid projects down which has resulted in losses for Ives Design. Notwithstanding, sales have picked up substantially during 2002 and management believes that the Company will become competitive again with respect to both price and quality of its products. In addition, the new STABILUX™ product will be rolled out during 2002 and it has only one direct competitor, Electric City (AMX:ELC) from Illinois. Electric City has been marketing another Italian product similar to STABILUX for two years, but it differs in numerous operational features and does not have units for smaller and larger applications like STABILUX™ does which means that STABILUX™ may be “single-sourced” and not “bid” in a number of applications.

C. Company Direction:

During 2000, VWLC mapped out a new strategy to reposition the Company to grow in the business-to-business Internet and communications environment by emphasizing advanced Internet-related communications services and products. It was due to that new focus that VWLC acquired interests in Mail Call, Inc. and in Micro Talk Technologies, Inc. During 2001, the Company recognized that Mail Call was not generating market acceptance and had to close it in 2002 to save expenses. The DWE is more than a year beyond its scheduled “roll-out” date and it still has some noise feedback problems. The Company is attempting to find a buyer for Mail Call and is still investing money to resolve the DWE technical problems. Once the DWE technical problems are resolved, the Company intends to find manufacturing and marketing partners to sell or license the DWE technology to. The new primary focus for VWLC will be to continue to expand its more traditional revenue generating businesses, such as Ives Design, Inc. and market the STABILUX™. Both of these focuses will be expanded through sales to new customers, forming new strategic alliances, expanding sales to existing customers, and through acquisitions of products like STABILUX™.

Equity Acquisition Program

It is also management’s intention to continue to obtain equity interests in other corporations in return for the Company’s management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment. The primary focus for the EAP program will be companies in the Internet and communications sector. The secondary focus will be on more traditional businesses that have positive cash flow.

Item 2.  Description of Property

At present, the Company’s principal office is located at 600 S. Highway 169, Suite 654, Interchange Tower, Minneapolis, Minnesota, 55426, occupying approximately 700 square feet and utilized entirely for executive offices. The lease includes the use of two conference rooms. In 2000 the lease was extended for five years.

As a result of its acquisition of Ives, the Company owns two buildings. One building has 18,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,500 square feet are utilized for offices and 16,000 square feet for manufacturing. There is also a 7,200 square foot storage building.

During 2001 the Company closed its offices in New York, Florida and in Germany to reduce costs.

Item 3:  Legal Proceedings

There are no legal proceedings or threats of legal proceedings at December 31, 2001, that the management was aware of. Subsequent to December 31, 2000, two alleged service providers have threaten lawsuits. RTG of Minneapolis, Minnesota threatens to sue for $5,000. MARTEK, of Dallas, Texas, is threatening to sue for approximately $8,700. Management disputes both of these claims. During 2001 neither of these parties pursued any claims against VWLC.

Item 4:  Submission of matters to a vote of Security Holders

None

PART II

Item 5:   Market for Common Equity and Related Stockholder Matters

Company stock price by quarter:

	High	Low
1st quarter	1.69	.50
2nd quarter	2.15	.38
3rd quarter	1.50	.30
4th quarter	.65	.14

Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

                                                (a) Market Information

                                                                The Registrant’s securities are traded on the Bulletin Board as “VWLC.OB”.

                                                (b) Holders

                                                                At December 31, 2001 there were approximately 1,100 shareholders of record including people who held stock in “street name”.

                                                (c) Dividends

                                                                The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Selected Financial Information:

	2001	2000
Total Revenue	$2,244,368	$3,012,922
Cost of Sales	1,733,412	2,098,746
Gross Profit	$510,956	$914,176
Operating Expense	1,737,863	2,152,477

Loss on impairment of GW	607,647	0
Loss from Operations	$(1,834,554)	$(1,238,271)
Other Income (Expense)	(76,537)	143,865

Loss from Continuing Operations	$(1,911,091)	$(1,094,406)
Discontinued Operations	(5,305)	6,909
Net Loss	$(1,916,396)	$(1,087,497)

Basic and diluted loss per share	$(.21)	$(.13)

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000 REVENUES - Total revenues decreased to $2,244,368 for the fiscal year ended December 31, 2001, compared to $3,012,922 for fiscal year ended 2000, a reduction of 25%. This decrease was primarily due to a sharp decline in the shipment of fixtures and related installation revenue at Ives Design.  This decline can be traced to a slow down in the economy which caused several customers to delay or cancel planned capital expenditures.  Ives’ pending backorders going into fiscal 2002 was approximately $650,000.

GROSS PROFIT - Gross profit decreased to $510,956 in fiscal year ended 2001 from $914,176 for fiscal year ended 2000, a decrease of 44%. The decrease in gross profit margin for the fiscal year ended 2001 was due to the overall mix of business with lower margin products making up a higher percentage of the overall sales.

OPERATING EXPENSES - Operating expenses decreased to $1,737,863 in the fiscal year ended 2001 from $2,152,447 in fiscal year ended 2000, which was primarily the result of lower salary and commission expense. Selling, general, and administrative expenses decreased as a result of consolidating offices and an overall streamlining of the Company’s operations.

NET LOSS - As a result of the above, the Company sustained a net loss of $(1,916,396) for the fiscal year ended December 31, 2001 ($.21 loss per share on 8,938,760 weighted average outstanding shares), compared to a net loss of $(1,087,497) for the fiscal year ended December 31, 2000 ($0.13 loss per share on 8,363,609 weighted average outstanding shares).

Mail Call continued to operate below expectations with a monthly loss in excess of $20,000 and management closed Mail Call in the United States during February 2002.  Management is exploring all options as to the best course of action including selling Mail Call or its assets.

Patent, research and development costs related to the Company’s ear bud product contributed significantly to the loss for the year.

DISCONTINUED OPERATIONS - During November 2001, the rights to the investment in oil and gas properties were sold for gross proceeds of $40,000. At December 31,2001, the Company recognized a loss on these rights of $17,004.

LIQUIDITY AND CAPITAL RESOURCES - The Company has financed its cash requirements primarily through operations, and sales of its securities to accredited investors.

As of December 31, 2001, the Company had a working capital of approximately $620,424. The Company has approximately $599,054 in long-term debt. The auditor’s report on its consolidated financial statements included elsewhere herein contains an explanatory paragraph about the Company’s ability to continue as a going concern. The Company, based on management’s estimates, believes cash flow from operations will not support the Company’s working capital requirements for the next twelve months as such, the Company is seeking to raise funds through the issuance of convertible debentures to accredited investors. There can be no assurances that the Company will be successful in obtaining this additional financing. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through the issuance of stock and seek to raise equity through the sale of its common stock.

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Impairment of Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators.  Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired.  In December 2001, we wrote off our remaining goodwill related to the investment in Mail Call of $607,647.  Based on Mail Call’s historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Mail Call or that Mail Call has the ability to sustain an earnings capacity which would justify the carrying amount of the goodwill.  During the years ended December 31, 2001 and 2000, the Company did not record any impairment losses related to other intangibles related to acquired businesses.

Revenue Recognition

We recognize revenue when products are shipped to customers the price is fixed and determinable and collection is considered probable. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of accounting policies generally accepted in the United States of America to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141 “Business Combinations.”  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001.  In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books.  To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized.  Impairment will be reviewed on a periodic basis based on its fair value as noted in the critical accounting policies, the Company wrote off $607,647 of impaired goodwill during the year ended December 31, 2001.

In June 2001, the FASB issued SFAS No. 143. “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121.  SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.  The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 7: Consolidated Financial Statements

                The consolidated financial statements of the Company are included herein following the signatures page.

Item 8:Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16 (a) of the Exchange Act

MANAGEMENT

                Mike Nakonechny resigned as a director and Chairman during January 2002. The executive officers and Directors of the Company are as follows:

Name	Age	Position

Keith A. Witter, JD, CPA	54	Director & Secretary

Mark Haggerty, JD	54	Chief Executive Officer,
		Chairman, COO
Mike Nakonechny, PE	73	Retired Chairman 1-29-02

Jeff Etten, CPA	46	Chief Financial Officer

Directors are elected for an indefinite term not to exceed five years, expiring at the annual stockholders’ meeting next held after their election and until their successors are elected and qualified.  Officers are appointed by the Board of Directors and serve at its discretion.

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

Mike Nakonechny lives in Pennsylvania and is an electrical engineer. He has been a Director since October 15, 1994. Mr. Nakonechny is on the boards of Mentor Corporation of Minneapolis and Silicon Technology Corporation and his own company, NAK Associates Corp. Mr. Nakonechny resigned on January 29, 2002.

Mark Haggerty became an employee of VWLC on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a Graduate of the University of Minnesota Law School and is a practicing attorney.  From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota.  From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc.,

Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc.  During the past twenty years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and Europe. He serves as the elected Vice Chairman of the Hennepin County Parks, and on the Boards for all of the VWLC companies.  Haggerty has been a Director since October 15, 1994 and Chairman since January 30, 2002.

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

Jochen Stog, Mr. Stog has over 30 years experience in European business and sales. Mr. Stog holds 25 international patents and speaks numerous languages fluently. Mr. Stog is one of only 50 elected members to the 300,000 member Munster Chamber of Commerce. He is also Chairman of the Ernst Schneider Foundation, cofounder and former Treasurer of ZENIT, the Center for Technology and Innovation in North Rhine Westphalia which is the R&D development corporation for that state of 10,000,000 people. Mr. Stog will operate out of VWLC’s new European headquarters in the Dortmund, Germany suburb of Waltrop. Waltrop is in the center of the Ruhr and within a fifty mile radius has approximately 8 million people. Mr. Stog has been president of his own company, STOG TEC GmbH for over fifteen years and in the 1970’s served as an assistant to the Secretary of the German Interior in Bonn, Germany.

Item 10:  Executive Compensation

(a) Compensation Pursuant to Agreements

                In May 1993, the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as general counsel. Mr. Haggerty’s salary is $78,000 per year and his law firm; Haggerty & Associates, Inc. is retained at an additional $12,000 per year.  The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company.  Mr. Haggerty also receives an automobile allowance, is reimbursed expenses incurred on Company business, receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc. Mr. Haggerty’s contract was extended through May 1, 2003.

Mr. Etten receives a salary of $72,000 a year for acting as C.F.O. Mr. Etten also receives a car allowance, four weeks paid vacation, medical and life insurance through Ives Design, Inc., and expense reimbursement.

Up until October 2000, the directors only received expense reimbursement and warrants. Since the board has been decreased in size to three members and now two members, the directors have been authorized to receive $500 a month in compensation.

Compensation Pursuant to Plans

Employee Cashless Stock Options

The Company has adopted an incentive stock option plan, which authorizes a maximum of 750,000 shares that may be issued pursuant to the Plan. The Board of Directors may grant options to key individuals at their discretion. The exercise price for options issued pursuant to the Plan may not be less than 85% of the fair market value of the Company’s common stock on the date of option. Any option granted must be exercised within ten years of its grant. The shares issued upon exercise of the options granted pursuant to the Plan have no registration rights unless specifically authorized by the Board of Directors.

Item 11.Secuity Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

                The following table sets forth information as of December 31, 2001 regarding ownership of the Company’s common stock by (1) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (2) the directors individually, either directly or through corporations or family members, and (3) all officers and directors as a group.  All persons listed have either direct or indirect voting and investment power with respect to their shares unless otherwise indicated. The list on page 18 herein includes issued shares, as well as options and warrants that have not been issued but that have vested.

NAME	Shares	Percentage

Dennis Krause	284,089	3.19%
Isanti Street
Blaine
Minnesota 55432

Mike Nakonechny	539,786	5.93%
114 S. Pine Street
Elverson, PA 19520

Mark Haggerty	876,322	9.64%
8325 Northwood Pkwy
New Hope, MN 55427

Keith Witter	311,728	3.44%
606 23rd Street NE
Rochester, MN 55906

Ron Schnell	1,240,000	13.22%
8910 Miramar Pkwy
Suite 208
Miramar, FL 33025

Jeff Etten	97,234	1.09%
Savage, Minnesota

Total (6)	3,349,159	36.51%

All officers & key persons & directors & recent directors, as a Group, six persons.

Item 12. Certain Relationships and Related Transactions.

CERTAIN TRANSACTIONS

Liberty National Stock & Warrants

In connection with the Company’s 1992 acquisition of American Gas, the Company assumed certain obligations of American Gas.  Among these obligations was the issuance of the Company’s securities (as described more fully below) to creditors and investors who participated in a series of oil and gas drilling partnerships promoted by Liberty National Corporation (“Liberty”), a defunct corporation whose assets American Gas acquired in a sale approved by the Superior Court of the State of California, Orange County. In consideration for the purchase of such assets, the Company agreed to issue to the approximately 634 Liberty creditors/investors 200,000 shares of common stock (the “Liberty Shares”) and 800,000 warrants (the “Class A Liberty Warrants”). Each Class A Liberty Warrant is exercisable for six months from issuance to purchase one share of common stock at $2.50 per share and one Class C Liberty Warrant, which is exercisable at $7.00 per share. These conditions were changed by Court Order on May 3, 1994 whereby the 634 Liberty National investors are to receive 125,000 shares and 1,000,000 Class A Liberty Warrants as described herein. These Class A Liberty Warrants are subject to redemption at the sole option of the Company at any time commencing three months after their issuance, at a redemption price of $.001 per Class A Liberty Warrant. The Company shall give thirty days’ written notice to all holders of the Liberty Warrants of such redemption, during which time the holder shall have the right to exercise such Warrant. Upon notice of redemption to the warrant holders and the warrant holders failure to exercise their right of conversion, the Company shall, upon surrender and delivery of the warrant certificates to the Company or its transfer agent, pay the warrant holder a sum equal to the $.001 redemption price per warrant times the number of warrants surrendered. At the date of drafting this 10-KSB, no Liberty Warrants have been either issued or exercised.

Pursuant to the terms of the Class B Investor Warrant Agreement, the Class A Liberty Warrant Agreement, and the Class C Liberty Warrant Agreement (collectively, the “Warrants”), the Company is obligated to undertake, on a good faith basis, to register under the Act and the applicable state securities acts, the shares of common stock underlying the Warrants and to keep such Warrants, at the Company’s expense. In certain cases, the sale of securities by the Company upon the exercise of the Warrants could violate the securities laws of the United States, certain states, or other jurisdictions. The Company will not be required to honor the exercise of any of the Warrants if, in the opinion of counsel to the Company, the sale of securities upon such exercise would be unlawful.

In addition to the 1,000,000 Liberty National $2.50 Warrants, the Company issued 1,255,250 warrants that are exercisable for four years at $2.50 through a recent 506 private placement. In addition, the security brokers who sold the 1,255,250 warrants received another 99,975 warrants exercisable at $1.00 for five years. Through another private placement, the Company issued 728,750 warrants that are exercisable for five years at $2.50. The security brokers who sold the 728,750 warrants received another 69,875 warrants exercisable at $1.00 for five years. In July 2000, the Company issued 87,500 warrants exercisable at $3.00 for three years. Neither the brokers warrants nor the 2,071,500 investors warrants are callable by the Company, but the stock for the warrants are not registered and have no “piggyback rights”.  Another 210,000 Warrants were issued to former and current offices and directors exercisable at $1.60. Two directors have 50,000 Warrants each exercisable at $.43 and one former outside director has another 50,000 Warrants exercisable at $.11. An additional 50,000 warrants have been issued for marketing services exercisable at $1.50 and are callable at $6.00 by the Company at $.01 per warrant. Another 25,000 warrants were issued for consulting and marketing services at an exercise price of $1.46. In connection with an employment agreement, the Company is required to issue a warrant to the individual to purchase 440,000 shares of the Company’s common stock at $1.00 per share exercisable for five years. The individual has the option to put the warrant back to the Company for $390,000 in the event the Company completes a private placement as outlined in the agreement. During 2001 another financial consulting group was issued 1,050,000 warrants that have exercise prices ranging from $0.875 to $8.40. This group has not performed as agreed to and the 1,050,000 Warrants may be cancelled for lack of valid consideration. Also during 2001, the Company through another 506 private offering issued 186,000 warrants exercisable at $2.50. As part of the agency agreement to raise debt or equity, the Company issued 18,600 warrants exercisable at $1.25 for seven years. In summary, there are issued and outstanding 4,370,950 Warrants plus the 1,000,000 Liberty National Warrants with only 400,000 of those having an exercise price of less than one dollar.

In addition, under the Company’s qualified stock option plan, its employees have a total of 324,329 cashless employee options. The plan allows for the issuance of up to 750,000 employee options under the plan.  None of these warrants, options or shares have been registered.

Item 13. Exhibits, lists and Reports on Form 8-K

                (A)          Exhibits.                                                 See Table of Content.

                (B)           Reports on Form 8-K                           Filed in February 2000.

Exhibit Index

Exhibit	Description

#3	Certificate of Incorporation	*
#3.3	By-Laws of Company	*
#10	Promissory notes payable	***
#10.1	Acquisition of Ives & American Gas	**
#10.2	Acquisition of Mail Call	****
#10.4	Employment agreements	***
#10.5	Agreement with EconoWatt Corporation
#21.1	Form of Common Stock	***
#21.2	Form of Warrants & Debentures	***

*	Filed as exhibits to Company’s registration 33-38119-C to the SEC

**	Filed as part of Form 8-K to SEC on 2-12-93

***	Filed as an exhibit to Form 10-K filed on June 1993.

****	Filed as an exhibit to Form 8-K filed in December 1999 and amended in February 2000.

All 10-QSB’s, 8-K’s and amendments, S-8’s and 10-KSBs filed since 1989 are incorporated herein by reference.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Voice & Wireless Corporation

By:/s/
Mark Haggerty, Chairman & C.E.O.- C.O.O.

Dated: April 15, 2002

By:/s/	Director & Secretary
Keith Witter
Dated: April 15, 2002

VOICE AND WIRELESS CORPORATION

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Including Independent Auditors’ Report

December 31, 2001 and 2000

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report

Consolidated Financial Statements

                Balance Sheets

                Statements of Operations

                Statements of Stockholders’ Equity

                Statements of Cash Flows

                Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors

Voice and Wireless Corporation and subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Voice and Wireless Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voice and Wireless Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2001 and 2000 and had an accumulated deficit at December 31, 2001.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota

April 2, 2002

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

ASSETS
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$9,709	$486,901
Accounts receivable, net	411,162	167,171
Notes receivable, net	70,000	—
Inventories	249,398	271,746
Other current assets	301,927	27,380
Total Current Assets	1,042,196	953,198

OTHER ASSETS
Property and equipment, net	288,232	291,648
Net assets from discontinued operations — oil and gas properties	—	61,796
Investment in unconsolidated corporations	40,000	50,000
Note receivable, net	—	55,000
Goodwill, net	—	723,389
Intangible assets, net	221,055	125,661
Total Other Assets	549,287	1,307,494

TOTAL ASSETS	$1,591,483	$2,260,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Checks written in excess of cash in bank	$69,105	$—
Current portion of long-term debt	22,932	8,070
Accounts payable	248,546	30,446
Accrued consulting fees	25,685	—
Accrued expenses	55,504	26,951
Total Current Liabilities	421,772	65,467

LONG-TERM LIABILITIES
Revolving credit facility	203,500	—
Long-term debt, net	395,554	336,257

Total Liabilities	1,020,826	401,724
STOCKHOLDERS’ EQUITY
Capital stock, no par value, 50,000,000 shares authorized: Common stock, no par value, 40,000,000 shares authorized, 8,938,760 shares issued and outstanding	7,221,511	7,221,511
Warrants	628,085	—
Accumulated deficit	(7,278,939)	(5,362,543)
Total Stockholders’ Equity	570,657	1,858,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,591,483	$2,260,692

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

	2001	Percent	2000	Percent
REVENUES	$2,244,368	100.0	$3,047,922	100.0

COST OF SALES	1,733,412	77.2	2,133,746	70.0

Gross Profit	510,956	22.8	914,176	30.0

OPERATING EXPENSES	1,737,863	77.4	2,152,447	70.6
LOSS ON IMPAIRMENT OF GOODWILL	607,647	27.1	—	—
Total	2,345,510	104.5	2,152,447	70.6

Loss from Operations	(1,834,554)	(81.7)	(1,238,271)	(40.6)

OTHER INCOME (EXPENSE)
Impairment of investments in unconsolidated corporation	(20,162)	(0.9)	—	—
Interest expense	(62,222)	(2.8)	(72,248)	(2.4)
Interest income	3,802	0.2	66,250	2.2
Other income	2,045	0.1	8,100	0.3
Minority interest in loss of Mail Call	—	—	141,763	4.7
Total Other Income (Expense)	(76,537)	(3.4)	143,865	4.8

Loss from Continuing Operations before Income Taxes	(1,911,091)	(85.1)	(1,094,406)	(35.8)

BENEFIT FROM INCOME TAXES	—	—	—	—

Loss from Continuing Operations	(1,911,091)	(85.1)	(1,094,406)	(35.8)

DISCONTINUED OPERATIONS

Income from operations of discontinued investment in oil and gas properties	11,699	0.5	6,909	0.2
Loss on disposal of investment in oil and gas properties	(17,004)	(0.8)	—	—
Total Discontinued Operations	(5,305)	(0.3)	6,909	0.2

NET LOSS	$(1,916,396)	(85.4)	$(1,087,497)	(35.6)

Basic and diluted loss from continuing operations per common share	$(0.21)		$(0.13)

Basic and diluted loss on discontinued operations per common share	$(0.00)		$(0.00)

Basic and diluted net loss per common share	$(0.21)		$(0.13)

Shares used in computing basic and diluted loss per common share	8,938,760		8,363,609

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001 and 2000

				Stock
	Common Stock			Subscriptions	Accumulated
	Shares	Amount	Warrants	Receivable	Deficit	Total
BALANCE, December 31, 1999	5,239,150	$4,796,893	$—	$(62,797)	$(4,275,046)	$459,050

Issuance of common stock, net of issuance costs	816,250	798,025	—	—	—	798,025

Issuance of common stock from exercise of stock options	461,015	7,392	—	—	—	7,392

Issuance of common stock from exercise of warrants	426,172	111,375	—	—	—	111,375

Conversion of debt and accrued expenses to common stock	861,173	386,326	—	—	—	386,326

Issuance of common stock for Mail Call common stock	1,135,000	1,121,500	—	—	—	1,121,500

Collections of stock subscriptions receivable	—	—	—	62,797	—	62,797

Net loss	—	—	—	—	(1,087,497)	(1,087,497)

BALANCE, December 31, 2000	8,938,760	7,221,511	—	—	(5,362,543)	1,858,968

Warrants issued in connection with notes payable	—	—	166,886	—	—	166,886

Warrants issued for debt issuance costs	—	—	19,359	—	—	19,359

Warrants issued for consulting services	—	—	441,840	—	—	441,840

Net loss	—	—	—	—	(1,916,396)	(1,916,396)

BALANCE, December 31, 2001	8,938,760	$7,221,511	$628,085	$—	$(7,278,939)	$570,657

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,916,396)	$(1,087,497)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	251,458	205,720
Amortization of prepaid consulting fees	165,688	—
Amortization of original issue discount	16,096	—
Allowance for doubtful note receivable	—	125,000
Loss on disposal of investment in oil and gas properties	17,004	—
Loss on impairment of goodwill	607,647	—
Write off notes receivable	—	11,125
Write off notes payable	—	(65,358)
Impairment of investments in unconsolidated corporation	10,000	—
Minority interests in loss of consolidated subsidiary	—	(141,763)
Issuance of common stock for services	25,685	—
Changes in operating assets and liabilities
Accounts receivable, net	(243,991)	324,460
Inventories	22,348	15,085
Other current assets	1,605	(8,865)
Checks written in excess of cash in bank	69,105	—
Accounts payable	231,065	(248,260)
Accrued expenses	15,588	(83,533)
Net Cash Flows from Operating Activities	(727,098)	(953,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(51,903)	(82,223)
Purchases of intangibles	(124,015)	(142,740)
Proceeds from disposal of investment in oil and gas properties	25,000	—
Investment in unconsolidated corporations	—	(10,000)
Advances on note receivable	—	(180,000)
Net Cash Flows from Investing Activities	(150,918)	(414,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	203,500	—
Proceeds from long-term debt and warrants issued	232,500	—
Payments on long-term debt	(7,551)	(130,462)
Payments on capital lease obligations	—	(5,913)
Payments for debt issuance costs	(27,625)	—
Repurchase of common stock	—	(13,500)
Proceeds from issuance of common stock, net of issuance costs	—	798,025
Proceeds from exercise of stock options	—	7,392
Proceeds from exercise of warrants	—	111,375
Collections on stock subscriptions receivable	—	62,797
Net Cash Flows from Financing Activities	400,824	829,714

Net Change in Cash and Cash Equivalents	(477,192)	(539,135)

CASH AND CASH EQUIVALENTS — Beginning of Year	486,901	1,026,036

CASH AND CASH EQUIVALENTS — END OF YEAR	$9,709	$486,901

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 - Nature of Business and Significant Accounting Policies

      Nature of Operations

Voice and Wireless Corporation (Voice or the Company), was incorporated August 22, 1988, for the purpose of direct development of oil and gas properties in Kentucky.  In 1992, the Company’s focus shifted from development of oil and gas properties to becoming a diversified company.  At December 31, 2001, the Company has four wholly–owned subsidiaries: Ives Design, Inc. (Ives), Bluegrass Management and Operating Company (Bluegrass), Kensington American Gas Drilling #1, LLC (Drilling #1) and Mail Call, Inc. (Mail Call); and two majority owned corporations: I–Med Software, Inc. (I–Med) and Interchange Medical, Inc. (Interchange).

Ives was acquired in April 1992.  Ives manufactures non–refrigerated, customized display fixtures, primarily for the supermarket industry, and extends unsecured credit to customers in the normal course of business.  Customers are located throughout the Midwest region of the United States.

Mail Call was formed in June 1997 and Voice acquired its interests during 1999 and 2000. Mail Call is in the development stage and has yet to generate significant revenues (See Goodwill section).

Bluegrass, Drilling #1, I–Med and Interchange are inactive.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the years ended December 31, 2001 and 2000, the Company incurred losses from continuing operations of $1,911,091 and $1,094,406.  At December 31, 2001, the Company had an accumulated deficit of $7,278,939.  The Company’s ability to continue as a going concern is dependent on it ultimately achieving profitability, producing a working model of the wireless ear bud, expand the customer base of Ives and/or raising additional capital.  Management intends to obtain additional debt or equity capital to meet all of its existing obligations, however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Principles of Consolidation

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

      Accounts Receivable

Accounts receivable have been reduced by an allowance for uncollectible accounts of $0 and $120,000 at December 31, 2001 and 2000.  The Company believes all accounts receivable in excess of the allowance are fully collectible.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense when that determination is made.

      Inventories

Inventories consist primarily of display fixtures and related raw materials and are valued at the lower of cost (first–in, first–out), or market.

      Depreciation

Property and equipment are recorded at cost and are being depreciated over their estimated useful lives of three to thirty–one years using the straight–line method.  Depreciation expense was $55,319 and $66,378 for the years ended December 31, 2001 and 2000.

      Amortization

Debt issuance costs are amortized over the term of the loan using the straight–line method, which approximates the interest method.  Product development costs consist of costs capitalized to develop a product and are being amortized using the straight–line method over a period of three years.  The patent and the trademark are being amortized using the straight–line method over a period of fifteen years. Accumulated amortization was $135,969 and $60,365 at December 31, 2001 and 2000.  Amortization expense was $75,604 and $49,150 for the years ended December 31, 2001 and 2000.

      Goodwill

Goodwill represented the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight–line method over seven years.  The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired.  If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company’s carrying value of goodwill is reduced by the estimated shortfall of cash flows.  In December 2001, the Company wrote off its remaining goodwill related to the investment in Mail Call of $607,647.  Based on Mail Call’s historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Mail Call or that Mail Call has the ability to sustain an earnings capacity which would justify the carrying amount of the goodwill (See Note 2).  Accumulated amortization was $0 and $86,807 at December 31, 2001 and 2000.

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001.  In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books.  To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized.  Impairment will be reviewed on a periodic basis based on its fair value.

Amortization expense  was $115,742 and $86,807 for the years ended December 31, 2001 and 2000.

      Stock–Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value–based method for measuring stock–based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant.  Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, “Accounting for Stock–Based Compensation,” are presented in Note 11.  Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes model.

      Recent Accounting Pronouncements

The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 – Revenue Recognition (SAB No. 101).  SAB No. 101 provides the SEC’s views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. In June 2000, the SEC released Staff Accounting Bulletin No. 101B – Second Amendment (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. This pronouncement did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The adoption of SFAS No. 133 did not have a material effect on the Company’s consolidated financial position or results of operations as the Company has no derivative instruments.

In June 2001, the FASB issued SFAS No. 141 “Business Combinations.”  SFAS No. 141 eliminates the pooling–of–interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143. “Accounting for Asset Retirement Obligations.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long–Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121.  SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long–lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.  The provisions of SFAS No. 144 generally are to be applied prospectively.  The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company’s consolidated financial position or results of operations.

      Investment in Oil and Gas Properties

Investment in oil and gas properties was recorded at cost and consisted of acquisition costs of the natural gas reserves, oil and gas leases and the related rights–of–way, wells, pipeline and related equipment.  The Company followed the successful efforts method of accounting for oil and gas properties. Accordingly, intangible development and well completion costs of oil and gas properties were amortized over the estimated economic life of the wells when the related reserves were proven. Costs of drilling a well which did not result in proved reserves, net of any salvage value, were charged to expense when it was determined that the drilling had been nonproductive.  Geological and geophysical costs and costs of carrying and retaining undeveloped properties were charged to expense when incurred.

Unproved oil and gas properties were periodically assessed for impairment value, and any loss was recognized at the time of impairment by providing an impairment allowance.  Capitalized costs of producing oil and gas properties after considering estimated dismantlement, abandonment costs and estimated salvage values were depreciated and depleted by the unit–of–production method.  Pipeline and other equipment were being depreciated over their estimated useful lives using the straight–line method.  Depletion expense was $4,793 and $3,385 for the years ended December 31, 2001 and 2000 (See Note 7).

      Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising expense was $502 and $3,144 for the years ended December 31, 2001 and 2000.

      Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00–10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in revenues and shipping and handling costs in cost of sales.

      Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period.  Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued.  All options and warrants outstanding during the years ended December 31, 2001 and 2000 were anti–dilutive.

      Management’s Use of Estimates

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

      Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.  These reclassifications had no effect on consolidated net loss or stockholders’ equity.

NOTE 2 - Investment in Mail Call, Inc.

As of January 2000, the Company owned approximately 51% of the common stock of Mail Call.  During February 2000, the Company issued 1,000,000 shares of common stock to a minority stockholder of Mail Call in exchange for his shares of Mail Call stock, increasing the Company’s ownership in Mail Call to approximately 85%.  During June 2000, the Company purchased the remaining minority interest in Mail Call.  During 2000, the loss of minority interest was $141,763 prior to 100% ownership.

NOTE 3 - Notes Receivable

Notes receivable consisted of the following at December 31:

	2001	2000
Proceeds to be received from sale of oil and gas properties — monthly installments of $5,000, non-interest bearing, unsecured, due March 2002.	$15,000	$—

Stroke of Fortune, Inc., interest at 9%, unsecured, due June 2002.	180,000	180,000
Total notes receivable	195,000	180,000
Less: reserve for uncollectible notes receivable	(125,000)	(125,000)
Notes receivable, net	$70,000	$55,000

NOTE 4 - Inventories

Inventories consisted of the following at December 31:

	2001	2000
Raw materials	$133,912	$141,759
Work in process	89,753	18,307
Finished goods	25,733	111,680
Total	$249,398	$271,746

NOTE 5 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2001	2000
Land	$19,500	$19,500
Buildings	268,699	268,699
Equipment	510,435	458,532
Less: accumulated depreciation and amortization	(510,402)	(455,083)
	$288,232	$291,648

NOTE 6 - Intangible Assets

Intangibles consisted of the following at December 31:

	2001	2000
Product development costs	$226,732	$135,587
Patent and trademark	45,345	12,476
Debt issuance costs	84,947	37,963
Less: accumulated amortization	(135,969)	(60,365)
	$221,055	$125,661

NOTE 7 - Discontinued Operations – Investment in Oil and Gas Properties

During November 2001, the rights to the investment in oil and gas properties were sold for gross proceeds of $40,000.  At December 31, 2001, the Company recognized a loss on these rights of $17,004.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Selected financial data from discontinued operations consisted of the following for the years ended December 31:

	2001	2000
Revenues	$34,530	$23,401
Income from operations	11,460	6,909
Interest income	239	—
Income from discontinued operations	11,699	6,909
Loss on disposal of discontinued operations	(17,004)	—

The net assets of discontinued operations were $0 and $61,796 at December 31, 2001 and 2000.

No costs were incurred in oil and gas property acquisition, exploration and development activities during 2001 or 2000.

NOTE 8 - Investments in Unconsolidated Corporations

At December 31, 2000, the Company owned 50,000 shares of common stock of You–Do, Inc., 10,000 shares of common stock of Microtalk Technologies, Inc. and 10,000 shares of common stock of Stroke of Fortune, Inc. with an aggregate value of $50,000.  At December 31, 2001, the Company wrote off $10,000 of its investment in Microtalk Technologies, Inc. and a certificate of deposit of $10,162 based on the fact the Company may not recover the certificate of deposit.  The investments are being accounted for at cost as the Company’s ownership is less than 20%.  The Company’s intent is to hold these shares beyond one year and as such have classified the investments as long–term.  In addition, the Company was granted a five–year option to purchase an additional 30,000 shares of common stock of You–Do, Inc. at $1.00 per share.

NOTE 9 - Revolving Credit Facility

The Company has a $200,000 revolving credit facility with Associated Bank Minnesota.  The line bears interest at 1.5% over the prime rate (6.25% at December 31, 2001), matures January 2003, and is secured by substantially all of the assets of Ives.  Outstanding borrowings were $203,500 and $0 at December 31, 2001 and 2000.

NOTE 10 - Long–Term Debt

Long–term debt consisted of the following at December 31:

	2001	2000
Note payable — Regency Savings Bank — monthly installments of $3,654 including interest at 10.5%, secured by real estate, due August 2007.	$336,776	$344,327

Subordinated debentures payable, net of original issue discount and beneficial conversion of notes payable into common stock of $150,790 at December 31, 2001, monthly interest only payments, due through August 2006 at 8% (effective interest rate 84.8%), subordinated to all liabilities not to exceed $2,000,000.	81,710	—
Total long-term debt	418,486	344,327
Less: current portion	(22,932)	(8,070)
Long-term debt, net	$395,554	$336,257

Future maturities of long–term debt are as follows for the years ending December 31:

2002	$22,932
2003	54,910
2004	60,961
2005	67,679
2006	307,638
2007	55,156
Total future minimum payments	569,276
Less: original issue discount and beneficial conversion of notes payable into common stock	(150,790)
Present value of future minimum payments	418,486
Less current portion	(22,932)
Long-term debt, net	$395,554

In 2001, the Company borrowed $232,500 and issued warrants to the various lenders to purchase 186,000 common shares at $2.50 per share through August 2006.  The proceeds of $232,500 were allocated between the notes and the warrants, which were valued using the Black Scholes model.  The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00–27 “Application of Issue No. 98–5 to Certain Convertible Instruments”), is being amortized over the life of the notes using the straight–line method, which approximates the interest method.  The notes may be converted based on the terms of the agreement.

NOTE 11 - Stockholders’ Equity

      Common Stock

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

      Stock Subscriptions

During 1992, the Company issued 597,500 shares of common stock at per share prices ranging from approximately $.40 to $2.00 in exchange for subscriptions receivable aggregating $455,001. The subscriptions accrued interest at 8% and matured at various dates from February 1995 to July 1995 and were secured by the underlying common stock.  The subscriptions and accrued interest were recorded as stock subscriptions receivable. During 2000, the remaining stock subscriptions and accrued interest were collected.

      Stock Warrants

Outstanding and fully vested stock warrants (exercisable through May 2008) consisted of the following:

	Number of	Per Share
	Warrants	Price
Outstanding — December 31, 1999	2,007,697	$.11 - $3.00
Granted	1,701,725	$.43 - $3.00
Exercised	(426,172)	$.11 - $1.00
Canceled and expired	(176,900)	$.63 - $3.00
Outstanding — December 31, 2000	3,106,350	$.11 - $3.00
Granted	1,264,600	$.88 - $8.40
Exercised	—	—
Canceled and expired	—	—
Outstanding — December 31, 2001	4,370,950	$.11 - $8.40

Warrants outstanding at December 31, 2001:

Warrants Outstanding and Exercisable
		Weighted—
		Average	Weighted—
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price
$0.11 - $0.43	150,000	3.35	$0.32
$0.88 - $1.75	1,513,450	3.53	1.15
$2.50 - $3.50	2,357,500	4.03	2.49
$5.25 - $8.40	350,000	4.66	6.45
$.11 - $8.40	4,370,950	3.83	$2.31

The Company issued warrants in connection with debt issuance costs to purchase 18,600 common shares at $1.25 per share exercisable through May 2008.  The value of the warrants was $19,359 using the Black Scholes model and is being amortized over the term of the notes.

The Company issued warrants in connection with consulting services to be provided over the term of one year to purchase 1,050,000 common shares at exercise prices ranging from $0.875 to $8.40 per share exercisable through August 2006.  The value of the warrants was $441,840 using the Black Scholes model and is being expensed over the term of one year.

      Stock Option Plan

The Company has a stock option plan, which authorizes a maximum of 750,000 shares of common stock for issuance under the Plan.  The Board of Directors may grant options at their discretion, provided the purchase price of the option shares are not less than 85% of the fair market value of the common stock on the date of the grant and have a life of five years.

The Company applies APB Opinion 25 “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock options.  Accordingly, no compensation cost has been recognized for its stock options.  Had compensation cost for the Company’s stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and basic and diluted EPS would have been decreased to the proforma net loss and basic and diluted EPS indicated below for the years ended December 31:

	2001	2000
Net loss as reported	$(1,916,396)	$(1,087,497)
Proforma net loss	$(1,916,396)	$(1,433,460)
Basic and diluted net loss per common share — as reported	$(0.21)	$(0.13)
Proforma basic and diluted EPS	$(0.21)	$(0.17)

In determining the compensation cost of the options granted during 2001 and 2000, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black–Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

	2001	2000
Risk free interest rate	3.5%	6%
Expected life	5 years	5 years
Expected volatility	61%	67%
Dividend yield	0%	0%

Information regarding the Company’s stock options is summarized below:

	2001		2000
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of year	324,329	$0.41	574,750	$0.17
Granted	—	—	270,000	0.47
Canceled or expired	—	—	(59,406)	0.32
Exercised	—	—	(461,015)	0.17
Options outstanding, end of year	324,329	$0.41	324,329	$0.41
Options exercisable, end of year	324,329	$0.41	324,329	$0.41
Weighted average fair value of options granted during the year		$—		$0.28

Options outstanding at December 31, 2001 have exercise prices ranging from $0.11 to $1.60 and a weighted average remaining contractual life of 3.53 years.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.11 - $0.43	314,329	3.60	$0.37	314,329	$0.37
$ 1.60	10,000	1.27	1.60	10,000	1.60
$ 0.11 - $1.60	324,329	3.53	$0.41	324,329	$0.41

      Modification of American Gas Corporation Acquisition

In 1995, the Company finalized payment for its acquisition of American by issuing 125,000 shares of common stock to a court appointed trustee for the benefit of the shareholders of Liberty National Corporation.  The court also required the Company to issue 1,000,000 warrants at an exercise price of $2.50 per share.  The warrants are valid for six months from the date of issue, which is yet to be determined, and are callable by the Company after three months.  The Company is required to issue new warrants to those who exercise the $2.50 warrants.  These new warrants will have an exercise price of $7.00 per share for a period of three years.  The new warrants are not callable by the Company.  The Company’s original obligation was to issue 200,000 shares of common stock and 800,000 warrants.

      Stock Conversion Option

The Company granted a director/stockholder the option to convert accrued expenses to common stock at $.11 per share.  The individual could acquire up to 200,000 shares per year through April 2001. The individual converted $22,000 of accrued expenses into 200,000 shares of common stock during 2000.  No additional expenses were converted into common stock during 2001.

NOTE 12 - Retirement Plan

The Company has a Simple IRA retirement plan for the benefit of employees who qualify for participation.  Company contributions were $20,433 and $20,223 for the years ended December 31, 2001 and 2000.

NOTE 13 - Commitments and Contingencies

      Operating Leases

The Company leases corporate office space under a lease expiring in February 2005.  Monthly base rent is $1,467, increasing to $1,555 throughout the term of the lease.  In addition, the lease requires the Company to pay its pro rata share of operating expenses.  Rent expense was $37,261 and $73,834 for the years ended December 31, 2001 and 2000.

Future minimum rental payments are as follows for the years ending December 31:

2002	$17,895
2003	18,248
2004	18,601
2005	3,110
Total	$57,854

      Major Customer

The Company had sales to two customers, one including its affiliates, representing approximately 60% and 13% of total sales for the year ended December 31, 2001.  The Company had sales to a single customer and its affiliates representing approximately 73% of total sales for the year ended December 31, 2000.   Accounts receivable from the same customers, one including its affiliates, represented approximately 31% and 48% of total accounts receivable at December 31, 2001.  Accounts receivable from the single customer and its affiliates represented approximately 22% of total accounts receivable at December 31, 2000.

      Employment Agreement

The Company has an employment agreement with an officer of Mail Call.  The agreement requires annual compensation of $160,000 through February 2001 and $200,000 annually thereafter.  The agreement terminates March 1, 2002, but may be renewed annually.  Subsequently, in 2002, the agreement was not renewed.  The agreement required the Company to pay the individual all remaining compensation due under the agreement if the individual was terminated without cause.  In addition, the agreement required the Company to issue a warrant to the individual to purchase 440,000 shares of the Company’s common stock at $1.00 per share exercisable for five years.  The individual has the option to put the warrant back to the Company for $390,000 in the event the Company completes a private placement as outlined in the agreement.  The agreement also restricts the employee from competing with the Company for two years following employment termination.

NOTE 14 - Income Taxes

The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes.  At December 31, 2001, the Company had net operating loss carryforwards of approximately $4,800,000.  Of the total net operating loss carryforwards, approximately $48,000 will expire in 2004 and the remainder will begin to expire in 2011.  Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.  The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

	2001	2000
Deferred income tax assets:
Net operating loss carryforwards	$1,935,700	$1,395,300
Goodwill basis difference	324,000	34,700
Asset valuation reserves and other	67,200	115,200
	2,326,900	1,545,200
Less: valuation allowance	(2,246,900)	(1,493,900)
Deferred income tax liabilities:
Depreciation and amortization	(80,000)	(51,300)
Net deferred income tax assets	$—	$—

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2001	2000
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)	(5.0)
Change in valuation allowance	38.3	31.9
Permanent differences	0.1	0.6
Other	1.6	7.5
Effective tax rate	0.0%	0.0%

NOTE 15 - Segment Reporting

The Company operates in two industry segments: manufacturing and technology.  Manufacturing consists of the fabrication, marketing, and distribution of non–refrigerated, customized display fixtures.  Technology consists of electronic mail retrieval service via telephone.  The Company sold its investment in oil and gas during 2001 (See Note 7).  A summary of the operations by segment is as follows:

Revenues from unaffiliated customers:
Manufacturing	$2,236,913	$3,038,056
Technology	7,455	9,866
Consolidated	$2,244,368	$3,047,922

Operating loss:
Manufacturing	$(203,380)	$(9,634)
Technology	(295,298)	(634,429)
General corporate, including impairment of goodwill in 2001	(1,335,876)	(594,208)
Consolidated	$(1,834,554)	$(1,238,271)

Identifiable assets:
Manufacturing	$928,717	$907,487
Net assets from discontinued operations	—	61,796
Technology	190,958	1,139,936
General corporate	471,808	151,473
Consolidated	$1,591,483	$2,260,692

Depreciation, depletion and amortization:
Manufacturing	$21,465	$34,784
Discontinued operations	4,793	3,385
Technology	21,611	161,614
General corporate	203,589	5,937
Consolidated	$251,458	$205,720

Capital expenditures:
Manufacturing	$5,933	$1,376
Technology	—	60,636
General corporate	45,970	20,211
Consolidated	$51,903	$82,223

NOTE 16 - Supplemental Cash Flows Information

	2001	2000
Cash paid for interest	$46,126	$72,248
Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Issuance of common stock for services	$25,685	$—
Issuance of warrants for services recorded as other current assets	$441,840	$—
Warrants issued for debt issuance costs	$19,359	$—
Note receivable received in exchange for sale of discontinued operations	$15,000	$—
Debt and accrued expenses converted to common stock	$—	$386,326
Issuance of common stock for Mail Call common stock	$—	$1,135,000

NOTE 17 - Subsequent Events (Unaudited)

In February 2002, the Company entered into an agreement for consulting services.  Compensation for the consulting services is 540,000 shares of common stock, of which 45,000 shares were earned and fully vested upon signing, with 45,000 shares vesting each month for the following eleven months.

In March 2002, the Company purchased 100% of the stock of EconoWatt corporation for 1,400,000 shares of the Company’s common stock.  350,000 shares are unrestricted, with the remaining 1,050,000 shares restricted pursuant to Regulation 144.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2001

ASSETS

				Elimination
	Voice and			Entries
	Wireless	Ive’s Design	Mail Call	Incr. (Decr.)	Consolidated
CURRENT ASSETS

Cash and cash equivalents	$6,485	$—	$3,224	$	$9,709
Accounts receivable, net	—	411,162	—		411,162
Inventories	18,683	230,715	—		249,398
Other current assets	277,452	22,900	1,575		301,927
Related party receivable	—	598,890	—	(598,890)	—
Total Current Assets	302,620	1,263,667	4,799	(598,890)	972,196

OTHER ASSETS

Property and equipment, net	47,686	214,037	26,509		288,232
Notes receivable, net	70,000	—	—		70,000
Loan fees, net	41,502	19,903	—		61,405
Intangible assets, net	155,392	—	4,258		159,650
Investment in unconsolidated corporations	10,000	30,000	—		40,000
Investment in Ives Design & Mail Call	729,981	—	—	(729,981)	—
Total Other Assets	1,054,561	263,940	30,767	(729,981)	619,287

TOTAL ASSETS	$1,357,181	$1,527,607	$35,566	$(1,328,871)	$1,591,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Checks written in excess of cash in bank	—	69,105	—		$69,105
Current portion of long-term debt	$—	$22,932	$—	$	$22,932
Accounts payable	87,081	156,407	5,058		248,546
Accrued consulting fees	25,685	—	—		25,685
Accrued expenses	1,910	36,927	16,667		55,504
Notes payable—related party	590,138	—	8,752	(598,890)	—
Total Current Liabilities	704,814	285,371	30,477	(598,890)	421,772

LONG-TERM LIABILITIES
Revolving credit facility	—	203,500	—		203,500
Long-term debt, net	81,710	313,844	—		395,554
Total Liabilities	786,524	802,715	30,477	(598,890)	1,020,826

STOCKHOLDERS’ EQUITY
Common stock	7,221,511	218,682	1,184,778	(1,403,460)	7,221,511
Warrants	628,085	—	—		628,085
Accumulated deficit	(7,278,939)	506,210	(1,179,689)	673,479	(7,278,939)
Total Stockholders’ Equity (Deficit)	570,657	724,892	5,089	(729,981)	570,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,357,181	$1,527,607	$35,566	$(1,328,871)	$1,591,483

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2001

				Elimination
	Voice and			Entries
	Wireless	Ive’s Design	Mail Call	Incr. (Decr.)	Consolidated
REVENUES
Product sales	$	$2,236,913	$7,455		$2,244,368
Oil and gas sales		—	—
Total revenues		2,236,913	7,455		2,244,368

COST OF SALES
Cost of product sales	9,076	1,724,336	—		1,733,412
Total cost of sales	9,076	1,724,336	—		1,733,412

Gross Profit	(9,076)	512,577	7,455		510,956

OPERATING EXPENSES	719,153	715,957	302,753		1,737,863
LOSS ON IMPAIRMENT OF GOODWILL	607,647	—	—		607,647

Operating Income (Loss)	(1,335,876)	(203,380)	(295,298)	—	(1,834,554)

OTHER INCOME (EXPENSE)
Interest expense	(23,755)	(38,467)	—		(62,222
Interest income	1,061	—	2,741		3,802
Equity in loss of subsidiaries	(552,359)	—	—	552,359	—
Impairment of investments in unconsolidated	(20,162)	—	—		(20,162)
Management fees	20,000	—	(20,000)		—
Other income	—	2,045	—		2,045
Total Other Income (Expense)	(575,215)	(36,422)	(17,259)	552,359	(76,537)
Income from continuing operations before income taxes	(1,911,091)	(239,802)	(312,557)	552,359	(1,911,091)

Benefit from income taxes	—	—	—		—

Discontinued Operations
Income (loss) from operations of discontinued division	11,699	—	—		11,699
Loss on disposal of division, including provision of $XX for operating losses during phase-out period	(17,004)	—	—		(17,004)
NET INCOME (LOSS)	$(1,916,396)	$(239,802)	$(312,557)	$552,359	$(1,916,396)
Beg of yr Accum Deficit	$(5,362,543)	$(266,408)	$(867,132)	$(570,820)	$(7,066,903)
End of yr Accum Deficit	$(7,278,939)	$(506,210)	$(1,179,689)	$(18,461)	$(8,983,299)

See accompanying notes to consolidated financial statements.