Form 10QSB
period 2002-03-31
VOICE & WIRELESS CORP
filed 2002-05-15
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending March 31, 2002

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

Issued shares as of May 10, 2002 are 11,078,760 common stock at no par value. There are 10,628,760 shares outstanding as of May 10, 2002.

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

Quarter Ended March 31, 2002

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

Item 1.  Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the “Company”) as of the quarter ended March 31, 2002 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company’s quarterly report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In 000’s except per share data)

Highlights:

	Quarter ended March 31,
	2002	2001	% Change
Revenue	$842	$800	5.0%
Gross Profit	272	248	11.0%
Net Loss	(160)	(177)	9.0%
Loss per share	$(.02)	$(.02)

Revenues for the quarter totaled $842k as compared to $800k for the same quarter in 2001. Although the first quarter was in line with the previous year, we continue to see a slow down in the rate of customer orders due to various reasons. The slowing of the economy has resulted in fewer projects being started. With fewer projects being bid, competitors are cutting prices, which has had a negative impact on gross margins. Due to engineering problems, we were not able to ship or record revenue from the ear bud product.

Gross profit for the quarter ended totaled $272k compared to $248k for the same quarter of 2001. Gross profits were lower than expected due to increased labor costs, specifically overtime, in the 1st quarter. This increase was due to the fact that two significant projects that the company had anticipated completing in the later part of 2001 were delayed until the first part of 2002. This added approximately $25k in costs thus reducing margins by the same amount.

Operating expenses for the quarter totaled $408k as compared to $419k for the same quarter of 2001. Operating expenses for 2002 included $110k of amortization of prepaid consulting fees. Excluding this amortization, our net loss would have been $50k or 72% less than the loss for the same period of 2001.

During the period the Company issued $15,000 in 5 year convertible debentures to two individuals. These debentures bear interest at a rate of 7% per year and can be converted to the Company’s common stock by the holder at a conversion price of $0.15 per share during the term of the Debenture. Interest is paid monthly.

On March 14, 2002 the United States Patent & Trademark Office published our utility patent application for the Low Power Portable Communication System with Wireless Receiver & Methods regarding the same. The utility patent had been filed on April 4, 2000.

On March 15, 2002 the Company’s design patent for the transmitter was formally allowed by the United States Patent & Trademark Office. On April 16, 2002 the United States Patent & Trademark Office formally issued the Company its first Patent for the Voice & Wireless Ear-Bud™ as Patent number D455,835 S.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Company had working capital of approximately $387k as compared with approximately $620k for the end of the last fiscal year. There are two major components to the reduction in working capital; the increase in current liabilities related to the revolving line of credit and the amortization of prepaid consulting fees. In regards to the line of credit, the Company does not foresee that it will not be renewed upon its expiration in January of 2003.

The increases in accounts receivable and accounts payable during the quarter ended March 31, 2002 were directly related to the increase in business generated in the quarter.

The Company raised an additional $15k through the sales of convertible debentures during the quarter. We are continuing to seek additional working capital through the sale of debentures to investors.

Revenues from the sales of the Stabilux product should be achieved starting in the third quarter. This will have a positive impact on cash flows and working capital.

To continue operating, we anticipate that additional debt or equity financing will be required during the next twelve months. However, there is no assurance that additional financing will be available on terms acceptable or favorable to the Company.

Inflation

The rate of inflation can have a significant impact on the Company’s operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Critical Accounting Policies and Estimates

The Company believes the following represent its critical accounting policies and estimates:

Impairment of Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators.  Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired.  During the quarter ended March 31, 2002 and 2001, the Company did not record any impairment losses related to other intangibles related to acquired businesses.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking.  A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.  Such factors include, but are not limited to, the following:  our ability expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; competition.  For further information regarding these and other factors, see our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Part II  Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities

During the period the Company issued 2,140,000 shares of restricted stock of which 405,000 shares of stock have not vested nor has it been delivered to the recipient. The total number of shares of issued and outstanding stock increased from 8,938,760 on December 31, 2001 to 10,628,760 shares of stock on March 31, 2002.

On March 6, 2002 the Company issued 1,400,000 shares of restricted stock (350,000 to be registered in a U-3 filing)in exchange for 100% of EconoWatt Corporation of Nevada, which has the exclusive right to market, sell, promote, and distribute the STABILUX™ line of products in the United States of America. The Company also acquired five working units, furniture, and marketing materials. This was reported under item 1B of the 10-KSB filed on April 16, 2002.

STABILUX™ is a voltage regulator that stabilizes voltage and manages lighting for various applications.  STABILUX™ is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use through out Europe and Asia.  IREM has manufactured and installed more than 550,000 voltage regulators in Europe and Asia since 1965 but has never before marketed the STABILUX™ products in the USA.  STABILUX™ is ETL and FCC certified and IREM is both ISO 9001 and ISO 14001 certified. The product has been shown to reduce lighting energy costs by as much as 50% in European applications such as grocery stores, parking ramps, large retail stores, and similar facilities. STABILUX™ can be used with all existing or new lamps, ballasts or energy management systems found in commercial, industrial and governmental facilities.

On March 15, 2002 the Company issued 200,000 shares of non-registered stock to a consultant for services.

On March 15, 2002 another 540,000 shares of non-registered stock were issued to UTEK Corporation, an American Stock Exchange consulting firm. 45,000 shares are to be earned each month for services rendered. As of March 31, 2002 90,000 shares of stock had been earned by UTEK Corporation. The Company has a right to terminate this agreement, at which time a potion of these shares would be retained by the Company. UTEK Corporation is a technology transfer company dedicated to building bridges between university/governmental developed technologies and commercial organizations. UTEK identifies, licenses, and finances further development of new technologies and then transfers them to companies like Voice & Wireless Corporation.

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

Voice and Wireless Corporation

/s/ Mark Haggerty
Chief Executive Officer

/s/Jeff Etten, C.F.O.

Dated:	May 15, 2002
Minneapolis, Minnesota

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31 2002	December 31, 2001
	(Unaudited)	(audited)
ASSETS

Current assets:
Cash	$53,981	$9,709
Accounts receivable	482,808	411,162
Notes receivable, net	55,000	70,000
Inventories	280,108	249,398
Other current assets	204,426	301,927
Total current assets	1,076,323	1,042,196

Other assets:
Property and equipment, net	279,370	288,232
Goodwill	193,265	0
Intangibles, net	207,885	221,055
Investment in unconsolidated corporations	40,000	40,000
Total other assets	720,520	549,287

Total Assets	$1,796,843	$1,591,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks written in excess of cash in bank	$0	$69,105
Revolving credit facility	200,000	0
Current portion of long-term debt	22,932	22,932
Accounts payable	389,019	248,546
Accrued Consulting fees	0	25,685
Accrued expenses	77,477	55,504
Total current liabilities	689,428	421,772

Long-term Liabilities
Revolving credit facility	0	203,500
Long-term debt, net	418,055	395,554
Total liabilities	1,107,483	1,020,826

Stockholders’ equity:
Capital stock, no par value, 50,000,000 shares authorized:
Common stock, no par value, 40,000,000 shares authorized, 11,078,760 and 8,938,760 shares issued ; 10,628,760 and 8,938,760 shares outstanding	7,500,496	7,221,511
Warrants	628,085	628,085
Accumulated deficit	(7,439,221)	(7,278,939)
Total stockholders’ equity	689,360	570,657

Total Liabilities and Stockholders’ Equity	$1,796,843	$1,591,483

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 31 2002	March 31 2001
	(Unaudited)	(Unaudited)
Revenues	$841,781	$799,905

Cost of sales	570,217	551,737

Gross profit	271,564	248,168

Operating expenses	408,254	419,201

Loss from operations	(136,690)	(171,033)

Other income (expense):
Interest income	0	3,313
Interest expense	(23,591)	(9,025)
Total other income (expense)	(23,591)	(5,712)

Loss before income taxes	(160,281)	(176,745)

Benefit from income taxes	—	—

Net loss	$(160,281)	$(176,745)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Shares used in computing basic and diluted Net loss per common share	9,396,704	8,938,760

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(160,281)	$(176,745)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	28,657	48,718
Amortization of Prepaid Consulting Fees	110,460	0
Amortization of Original Issue Discount	9,337	0
Common Stock issued for consulting services	15,300	0
Changes in operating assets and liabilities:
Accounts receivable	(71,646)	(215,573)
Other current assets	(5,559)	(7,636)
Checks written in excess of cash in bank	(69,105)	0
Accounts payable	140,471	85,106
Accrued expenses	21,974	62,372
Cash flows from operating activities	19,608	(203,758)

Cash flows from investing activities:
Purchases of property and equipment	0	(61,988)
Collection on Note Receivable	15,000	0
Cash flows from investing activities	15,000	(61,988)

Cash flows from financing activities:
Net repayment on line of credit	(3,500)	0
Payments on long-term debt	(1,836)	(1,936)
Proceeds from long term debt and warrants issued	15,000	0
Net proceeds from sale of common stock	0	(315)
Cash flows from financing activities	9,664	(2,251)

Net change in cash	44,272	(267,997)

Cash - beginning of period	9,709	486,901

Cash - end of period	$53,981	$218,904

Supplemental cash flows information:
Cash paid for interest	$23,591	$9,025
Noncash investing and financing activities:
Issuance of common stock in exchange of common for common stock of Econowatt Corporation	238,000	—
Issuance of common stock for accrued consulting services	25,685	—

See accompanying notes to consolidated financial statements.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 1 – Significant Accounting Policies

Revenue  Recognition

The Company recognizes revenue from sales at the time that ownership transfer to the customer, principally at shipment of the product.

Goodwill

Goodwill represents the excess of acquisition costs over the fair market value of identifiable net assets acquired.  The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired.  If the review indicates that goodwill will not be recoverable, than the carrying value of goodwill will be reduced by the amount not recoverable.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period.  Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common  share equivalents (stock options and stock warrants) had been issued.  All options and warrants outstanding during the period were anti-dilutive.

Note 2 – Merger with Econowatt Corporation

In March 2002, the Company completed the exchange of stock with Econowatt Corporation (Econowatt).  In exchange for 10,000,000 (100%) of the issued common shares of Econowatt’s total 25,000,000 authorized shares, the Company issued 1,400,000 shares of its common stock valued at $0.17 per share, the average closing bid and ask price for the Company's common stock ten trading days before March 6, 2002 (the effective date of the acquisition of Econowatt).  Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the exchange of stock with Econowatt was accounted for under the purchase method of accounting.  As part of the acquisition the Company recorded goodwill in the amount of $193,265.

Following is a consolidated balance sheet summarizing the amounts assigned to the assets acquired at the date of acquisition:

Econowatt
Inventories	$30,710
Other current assets	7,400
Property and equipment	6,625
Goodwill	193,265
Net purchase price	$238,000

Since there were no material revenues or expenses for Econowatt in either 2001 or 2002, the Company is not presenting  pro forma consolidated results of operations.

Note 3 – Stockholders’ Equity

During the quarter ended March 31, 2002, the Company issued 200,000 shares of common stock to an individual for consulting services valued at $25,685, which had been accrued at December 31, 2001. In addition, 90,000 shares of common stock for consulting services valued at $15,300 completed in 2002.