Form 10QSB
period 2002-06-30
VOICE & WIRELESS CORP
filed 2002-08-14
CIK 854608

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒      Quarterly Report Under Section 13 or 15(d) of the Securities exchange Act of 1934

For Quarter Ending June 30, 2002

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

Issued and outstanding shares of common stock as of August 7, 2002 are 11,978,760 common stock at $.001 par value.

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

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,756	$9,709
Accounts receivable, net	175,673	411,162
Notes receivable, net	55,000	70,000
Inventories	285,108	249,398
Other current assets	86,727	301,927
Total current assets	607,264	1,042,196

Other assets:
Property and equipment, net	252,769	288,232
Investment in unconsolidated corporations	40,000	40,000
Goodwill	193,265	0
Intangible assets, net	257,119	221,055
Total other assets	743,153	549,287

TOTAL ASSETS	$1,350,417	$1,591,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks written in excess of cash in bank	$23,640	$69,105
Current portion of long-term debt	23,642	22,932
Revolving credit facility	90,000	0
Note Payable-Officers	22,666	0
Accounts payable	245,352	248,546
Accrued consulting fees	0	25,685
Accrued expenses	113,931	55,504
Total current liabilities	519,231	421,772

Long-Term Liabilities
Revolving credit facility	0	203,500
Long-term debt, net	417,647	395,554
Total liabilities	936,878	1,020,826

Stockholders' equity:
Capital stock, no par value, 50,000,000 shares authorized: Common stock, no par value, 40,000,000 shares authorized, 11,978,760 and 8,938,760 shares issued; 11,463,760 and 8,938,760 shares outstanding	7,593,596	7,221,511
Warrants	633,085	628,085
Accumulated deficit	(7,813,142)	(7,278,939)
Total stockholders' equity	413,539	570,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350,417	$1,591,483

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$460,047	$422,814	$1,301,828	$1,222,719

Cost of sales	369,639	323,244	939,856	874,981

Gross profit	90,408	99,570	361,972	347,738

Operating expenses	422,551	360,494	830,805	779,695

Loss from operations	(332,143)	(260,924)	(468,833)	(431,957)

Other income (expense):
Interest income	0	1,688	0	5,001
Interest expense	(26,053)	(9,171)	(49,644)	(18,196)
Loss on the sale of property and equipment	(15,725)	0	(15,725)	0
Total other income (expense)	(41,778)	(7,483)	(65,369)	(13,195)

Loss before income taxes	(373,921)	(268,407)	(534,202)	(445,152)

Provision for income taxes	0	0	0	0

Net loss	$(373,921)	$(268,407)	$(534,202)	$(445,152)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding- basic and diluted	10,798,870	8,938,760	10,101,661	8,938,760

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(534,202)	$(445,152)
Adjustments to reconcile net loss tocash flows from operating activities:
Depreciation and amortization	54,859	56,879
Amortization of prepaid consulting fees	220,922	0
Amortization of original issue discount	16,924	0
Loss on the disposal of fixed assets	15,725	0
Common stock issued for consulting services	45,900	0
Changes in operating assets and liabilities:
Accounts receivable	235,489	(103,268)
Inventories	(5,000)	(24,749)
Other current assets	1,677	(29,506)
Checks written in excess of cash in bank	(45,465)	0
Accounts payable	(3,194)	40,187
Accrued expenses	58,427	4,806
Cash flows from operating activities	62,062	(500,803)

Cash flows from investing activities:
Purchases of property and equipment	(3,060)	(51,360)
Proceed from the sale of property and equipment	1,000	0
Collection on note receivable	15,000	0
Cash flows from investing activities	12,940	(51,360)

Cash flows from financing activities:
Net repayment on revolving credit facility	(113,500)	25,000
Proceeds from notes payable-officers	22,666	0
Payment on long-term debt	(4,121)	0
Proceeds from long-term debt and warrants issues	15,000	48,211
Cash flows from financing activities	(79,955)	73,211

Decrease in cash	(4,953)	(478,952)

Cash, beginning of period	9,709	486,901

Cash , end of period	$4,756	$7,949

Supplemental cash flow information:
Cash paid for interest	$49,644	$18,196
Noncash investing and financing activities:
Issuance of common stock in exchange of common stock of Econowatt Corporation	$238,000	$—
Issuance of common stock in exchange of common stock of EMTI Corporation	$62,500	$—
Issuance of common stock for accrued consulting services	$25,685	$—

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPARATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

Note 1 — Significant Accounting Policies

                Revenue  Recognition

The Company recognizes revenue from sales at the time that ownership transfer to the customer, principally at shipment of the product.

                Goodwill

Goodwill represents the excess of acquisition costs over the fair market value of identifiable net assets acquired and is being amortized on a straight-line basis over seven years.  The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired.  If the review indicates that goodwill will not be recoverable, than the carrying value of goodwill will be reduced by the amount not recoverable.

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

Note 2 — Merger with Econowatt Corporation

On March 6, 2002, the Company completed the exchange of stock with Econowatt Corporation, a Nevada corporation (Econowatt).  In exchange for 10,000 (100%) of the issued common shares of Econowatt’s total 25,000,000 authorized shares, the Company issued 1,400,000 shares of its common stock for a total value of $238,000.00.  Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the exchange of stock with Econowatt was accounted for under the purchase method of accounting.  As part of the acquisition the Company recorded goodwill in the amount of $193,265. Econowatt Corporation has the exclusive right to market the STABILUX™ energy management systems (www.stabilux.com) in the United States from its manufacturer IREM S.p.A. in Italy.

Note 3 — Purchase of Energy Management Technology Incorporated

On June 21, 2002, the Company completed the exchange of stock with Energy Management Technology Incorporated, a Florida corporation (EMTI) thus adding EMTI as a wholly owned subsidiary of the Company. In exchange for 1,000 (100%) of the issued common shares of EMTI’s total 1,000,000 authorized shares and the license agreement to sell software, the Company issued 625,000 shares of its common stock for a total value of $62,500. Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the exchange of stock with EMTI was accounted for under the purchase method of accounting. EMTI has the exclusive right to market the FEDS energy management program (www.pnl.gov/FEDS) in the State of California for Pacific Northwest National Laboratory, which is operated by Battelle (www.battelle.org) for the U. S. Department of Energy under Contract No.DE-AC06-76RLO1830. In the exchange Battelle was issued 306,250 shares of the Company’s 144 stock and UTEK Corporation (www.utekcorp.com) was issued 318,750 shares of the Company’s 144 stock. The Company also agreed to pay a royalty percentage based upon gross receipts as defined in the agreement.

Note 4 — Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)No. 141, “Business Combinations”, effective for acquisitions initiated on or after July 1,2001, and No.142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30,2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No.142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted these new rules effective January 1, 2002. We will perform the required goodwill impairment test at the close of the quarter ended September 30, 2002 based upon the carrying amount as of January 1, 2002. If it is determined there is impairment to goodwill, we will record an adjustment at that time.

Components of intangible assets are as follows:

	June 30, 2002		December 31,2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to Amortization

Patents	$40,023	$5,990	$40,023	$194
License	$62,500	0	0	0
Product development costs	$206,341	$105,219	$206,341	$90,778
Debt issuance costs	$46,984	$10,179	$46,984	$5,481
Loan costs	$32,361	$13,959	$32,361	$12,458
Trademark	$5,322	$1,065	$5,322	$1,065

Intangible assets not subject Amortization
Goodwill	$193,265	$0	$0	$0

Amortization of intangible assets was $13,470 and $ 8,344 for the three months ended June 30, 2002 and 2001, respectively, and $26,040 and $11,744 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $33,190 for the remainder of 2002 (a total of approximately $59,230 for 2002). Estimated amortization expense of intangible assets for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter is $55,063, $67,880, $67,880, $49,877 and $16,568

Note 5 — Stockholders’ Equity

During the quarter ended June 30, 2002, the Company issued 135,000 shares of restricted common stock for consulting services, valued at $21,600, completed in 2002. The Company also issued 75,000 shares of restricted common stock, valued at $9,000, to an individual for consulting services rendered through June 30,2002.

Note 6 — Notes Payable-Related Parties

During the quarter the Company received $22,666 from related parties. These notes are unsecured, non-interest bearing and are due December 31,2002.

Part I.  Financial Information

Quarter Ended June 30, 2002

GENERAL

                The following consolidated financial information is submitted in response to the requirements of Form 10-QSB and is prepared in accordance with generally accepted accounting principles in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further in the opinion of management, the interim consolidated financial statements reflect fairly the financial position and results of operations for the period indicated.

                The results of operations for the quarter ended as stated above are not necessarily indicative of results to be expected for the entire fiscal year ending December 31st.

Item 1.  Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the “Company”) as of the quarter ended June 30, 2002 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company’s quarterly report.

Item 2.    Management’s Discussion and Analysis of Financial

                Condition and Results of Operations

Results of Operations

(In 000’s except per share data)

Highlights:

	Three months ended June 30,
	2002	2001	% Change

Revenue	$460	$423	8.8%
Gross Profit	90	100	(10.0)%
Net Loss	(374)	(268)	(39.6)%

Loss per share	$(.03)	$(.03)

	Six months ended June 30,
	2002	2001	% Change
Revenue	$1,302	$1,223	6.5%
Gross Profit	362	348	4.0%
Net Loss	(534)	(445)	(20.0)%

Loss per share	$(.05)	$(.05)

Revenues for the quarter totaled $460k as compared to $423k for the same quarter in 2001. Although revenues were comparable to those of the previous year, they were considerable lower than anticipated. We are continuing to see a slow down in the number of construction projects being bid and a delay in time frame for completion of projects. Gross margins continue to be pressured by price-cutting by competitors. Due to engineering problems, we were not able to ship or record revenue from the ear bud product.

Gross profit for the quarter ended totaled $90k compared to $100k for the same quarter of 2001. Gross profits were lower than expected due to lower than expected revenues.

Operating expenses for the quarter totaled $423k as compared to $360k for the same quarter of 2001. Operating expenses for 2002 included $110k of amortization of prepaid consulting fees. Excluding this amortization, our net loss would have been $264k as compared to a loss of $268k for the same period in 2001.

During the period related parties loaned $22,666 to the Company.

These loans are non-interest bearing and no collateral was pledged for the loan. The Company is continuing to seek additional working capital through the sale of convertible debentures. During July, 2002 the Company sold $34,400.00 of these debentures.

On March 14, 2002 the United States Patent & Trademark Office published our utility patent application for the Low Power Portable Communication System with Wireless Receiver & Methods regarding the same. The utility patent had been filed on April 4, 2000.

On March 15, 2002 the Company’s design patent for the “transmitter apparatus” was formally allowed by the United States Patent & Trademark Office. On April 16, 2002 the United States Patent & Trademark Office formally issued the Company its first Patent for the Voice & Wireless Ear-Bud™ as Patent number D455,835 S and referred to it as a “Wireless Earpiece”. On April 18, 2002 the European Patent Office in Munich issued its “International Preliminary Examination Report” and stated that certain of the utility claims met the criteria mentioned in Article 33(1)PCT.

On July 31, 2002, the Waccamaw Regional Transportation Authority (WRTA), a public corporation and subdivision of the Counties of Horry and Georgetown and the State of South Carolina, Board of Directors unanimously approved a proposed contract with Voice & Wireless Corporation for the installation of its “Proprietary Microwave Network”(PMN) on its municipal buses. The contract was signed on August 12, 2002. The contract calls for a 90-day demonstration and if successful, other buses would be installed with the PMN system. The PMN consists of installing a wireless GPS locator on each bus along with a security camera that transmits a real time video back to headquarters, wirelessly. If the demonstration is successful, the WRTA contract could become one of the Company’s biggest contracts in its 14-year history.

Liquidity and Capital Resources

Due to the losses sustained by the Company, there has been a significant reduction in working capital. As noted above, the Company is continuing to seek additional capital through the sale of convertible debentures. However, there is no guarantee that this will happen and if the Company does not see significant revenues from its’ Stabilux, Ear-Bud or Proprietary Microwave Network, the ability of the Company to continue as a going concern will be in doubt.

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

Critical Accounting Policies and Estimates

The Company believes the following represent its critical accounting policies and estimates:

Impairment of Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators.  Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired.  During the period ended June 30, 2002 and 2001, the Company did not record any impairment losses related to other intangibles related to acquired businesses.

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

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

Part II Other Information

Item 1.  Legal Proceedings — None

Item 2.  Changes in Securities

On March 6, 2002 the Company issued 1,400,000 shares of restricted stock (350,000 to be registered)in exchange for 100% of EconoWatt Corporation of Nevada, which has the exclusive right to market, sell, promote, and distribute the STABILUX™ line of products in the United States of America. The Company also acquired five working units, furniture, and marketing materials. This was reported under item 1B of the 10-KSB filed on April 16, 2002.

STABILUX™ is a voltage regulator that stabilizes voltage and manages lighting for various applications. STABILUX™ is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use through out Europe and Asia. IREM has manufactured and installed more than 550,000 voltage regulators in Europe and Asia since 1965 but has never before marketed the STABILUX™ products in the USA. STABILUX™ is ETL and FCC certified and IREM is both ISO 9001 and ISO 14001 certified. The product has been shown to reduce lighting energy costs by as much as 50% in European applications such as grocery stores, parking ramps, large retail stores, and similar facilities. STABILUX™ can be used with all existing or new lamps, ballasts or energy management systems found in commercial, industrial and governmental facilities. Two STABILUX™ units have been installed in the Boston area since March 2002.

On June 21, 2002 the Company’s Board authorized and then issued, during July 2002, 75,000 shares of non-registered stock to a consultant for past services.

On June 21, 2002, the Company completed the exchange of stock with Energy Management Technology Incorporated, a Florida corporation (EMTI). In exchange for 1,000 (100%) of the issued common shares of EMTI’s total 1,000,000 authorized shares and the license agreement to sell software, the Company issued 625,000 shares of its common stock for a total value of $62,500. Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the exchange of stock with EMTI was accounted for under the purchase method of accounting.  As part of the acquisition the Company recorded goodwill in the amount of $62,500. EMTI has the exclusive right to market the FEDS energy management program (www.pnl.gov/FEDS) in the State of California for Pacific Northwest National Laboratory, which is operated by Battelle (www.battelle.org) for the U. S. Department of Energy under Contract No.DE-AC06-76RLO1830. In the exchange Battelle was issued 306,250 shares of the Company’s 144 stock and UTEK Corporation (www.utekcorp.com) was issued 318,750 shares of the Company’s 144 stock. The Company also agreed to pay a royalty percentage based upon gross receipts as defined in the agreement. UTEK Corporation is a technology transfer company dedicated to building bridges between university/governmental developed technologies and commercial organizations. UTEK identifies, licenses, and finances further development of new technologies and then transfers them to companies like Voice & Wireless Corporation.

 Item 3.  Defaults upon Senior Securities — None

Item 4.  Submission of Matters to a Vote of Security Holders -  None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein. Exhibit 9.9 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

/s/ Mark Haggerty	Dated: August 13, 2002
Chief Executive Officer

/s/Jeff Etten, C.F.O.	Dated: August_13, 2002