Form 10QSB
period 2002-09-30
VOICE & WIRELESS CORP
filed 2002-11-13
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities exchange Act of 1934

For Quarter Ending September 30, 2002

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

Issued and outstanding shares of common stock as of November 7, 2002 are 11,745,427 common stock at $.001 par value.

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

Quarter Ended September 30, 2002

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

Item 1.        Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the “Company”) as of the quarter ended September 30, 2002 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company’s quarterly report.

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$77,914	$9,709
Accounts receivable, net	266,160	411,162
Notes receivable, net	55,000	70,000
Inventories	297,108	249,398
Other current assets	27,695	301,927
Total current assets	723,877	1,042,196

Other assets:
Property and equipment, net	250,330	288,232
Investment in unconsolidated corporations	40,000	40,000
Goodwill	193,265	0
Intangible assets, net	239,457	221,055
Total other assets	723,052	549,287

TOTAL ASSETS	$1,446,929	$1,591,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Checks written in excess of cash in bank	$0	$69,105
Current portion of long-term debt	23,796	22,932
Revolving credit facility	165,000	0
Note Payable-Officers	18,666	0
Accounts payable	339,821	248,546
Accrued consulting fees	0	25,685
Accrued expenses	182,349	55,504
Total current liabilities	729,632	421,772

Long-Term Liabilities
Revolving credit facility	0	203,500
Long-term debt, net	456,117	395,554
Total liabilities	1,185,749	1,020,826

Stockholders’ equity:
Capital stock, no par value, 50,000,000 shares authorized:
Common stock, no par value, 40,000,000 shares authorized, 11,745,427 and 8,938,760 shares isuued; 11,588,260 and 8,938,760 shares outstanding	7,606,496	7,221,511
Warrants	633,085	628,085
Accumulated deficit	(7,978,401)	(7,278,939)
Total stockholders’ equity	261,180	570,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,446,929	$1,591,483

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$500,078	$427,799	$1,801,906	$1,650,518

Cost of sales	313,310	349,283	1,253,166	1,224,264

Gross profit	186,768	78,516	548,740	426,254

Operating expenses	334,589	403,786	1,165,394	1,183,481

Loss from operations	(147,821)	(325,270)	(616,654)	(757,227)

Other income (expense):
Interest income	0	673	0	5,674
Interest expense	(20,551)	(12,805)	(70,195)	(31,001)
Loss on the sale of property and equipment	0	0	(15,725)	0
Total other income (expense)	(20,551)	(12,132)	(85,920)	(25,327)

Loss before income taxes	(168,372)	(337,402)	(702,574)	(782,554)

Provision for income taxes	0	0	0	0

Net loss	$(168,372)	$(337,402)	$(702,574)	$(782,554)

Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.06)	$(0.09)

Weighted average common shares outstanding - basic and diluted	11,545,408	8,938,760	11,545,408	8,938,760

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(702,574)	$(782,554)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	103,803	90,093
Amortization of prepaid consulting fees	276,152	0
Amortization of original issue discount	24,831	0
Loss on the disposal of fixed assets	15,725	0
Common stock issued for consulting services	56,700	0
Changes in operating assets and liabilities:
Accounts receivable	145,002	(153,331)
Inventories	(17,000)	(29,846)
Other current assets	4,804	(16,651)
Checks written in excess of cash in bank	(69,105)	0
Accounts payable	91,275	173,142
Accrued expenses	109,555	21,825
Cash flows from operating activities	39,168	(697,322)

Cash flows from investing activities:
Purchases of property and equipment	(12,288)	(106,401)
Proceed from the sale of property and equipment	1,000	0
Collection on note receivable	15,000	0
Proceeds from the sale of common stock	2,100	0
Cash flows from investing activities	5,812	(106,401)

Cash flows from financing activities:
Net repayment on revolving credit facility	(38,500)	(95,000)
Proceeds from notes payable-officers	18,666	0
Payment on long-term debt	(6,541)	(1,838)
Proceeds from long-term debt and warrants issues	49,600	228,774
Cash flows from financing activities	23,225	321,936

Increase/Decrease in cash	68,205	(481,787)

Cash, beginning of period	9,709	486,901

Cash , end of period	$77,914	$5,114

Supplemental cash flow information:
Cash paid for interest	$70,195	$31,001
Noncash investing and financing activities:
Issuance of common stock in exchange of common stock of Econowatt Corporation	$238,000	$—
Issuance of common stock in exchange of common stock of EMTI Corporation	$62,500	$—
Issuance of common stock for accrued consulting services	$25,685	$—

See accompanying notes to the financial statements

VOICE AND WIRELESS CORPARATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001

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

Note 3 – Purchase of Energy Management Technology Incorporated

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

Note 4- Adoption of New Accounting Standards

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

Components of intangible assets are as follows:

	September 30, 2002		December 31,2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to Amortization

Patents	$40,023	$8,990	$40,023	$194
License	$62,500	$4,167	0	0
Product development costs	$206,341	$112,440	$206,341	$90,778
Debt issuance costs	$46,984	$12,528	$46,984	$5,481
Loan costs	$32,361	$14,859	$32,361	$12,458
Trademark	$5,322	$1,065	$5,322	$1,065

Intangible assets not subject Amortization
Goodwill	$193,265	$0	$0	$0

Amortization of intangible assets was $ 14,388 and $ 7,235  for the three months ended September 30, 2002 and 2001, respectively, and $40,428 and $18,979 for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $16,595 for the remainder of 2002 (a total of approximately $59,230 for 2002). Estimated amortization expense of intangible assets for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter is $55,063, $67,880, $67,880, $49,877 and $16,568

Note 5 – Stockholders’ Equity

During the quarter ended June 30, 2002, the Company issued 135,000 shares of restricted common stock for consulting services, valued at $21,600, completed in 2002. For the 3rd quarter ended, September 30, 2002, the Company issued 90,000 shares of restricted common stock for consulting services, valued at $10,800. The Company terminated the consulting agreement effective August 31, 2002. The Company issued 75,000 shares of restricted common stock, valued at $9,000, to an individual for consulting services rendered through June 30,2002 and authorized the issuing of 156,667 shares of restricted common stock to another individual for consulting services. In addition, the Company sold 35,000 shares of restricted common stock. valued at $2,100, to an individual.

Note 6- Notes Payable-Related Parties

During the quarter ended June 30, 2002, the Company received $18,666 from related parties. These notes are unsecured, non-interest bearing and are due December 31,2002.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In 000’s except per share data)

Highlights:

	Three months ended September 30,
	2002	2001	% Change

Revenue	$500	$428	16.8%
Gross Profit	187	79	136.7%
Net Loss	(168)	(337)	50.1%

Loss per share	$(.01)	$(.04)

	Nine months ended September 30,
	2002	2001	% Change

Revenue	$1,802	$1,651	9.1%
Gross Profit	549	426	28.9%
Net Loss	(703)	(783)	(12.1)%

Loss per share	$(.06)	$(.09)

Fixture revenue for the quarter totaled $500k as compared to $428k for the same quarter in 2001. We are seeing an increase in the amount of projects being bid and it appears that the next 2 quarters should be strong, provided the economy holds. Gross margins continue to be pressured by competitive pricing. For the quarter we did not record any revenues from either the Stabilux, FEDS software, Proprietary Microwave Network (contract was signed for an installation) or Earbud products.

Gross profit for the quarter ended totaled $549k compared to $426k for the same quarter of 2001. This increase is due to the higher volume of revenues and change in the mix of revenue toward a higher volume of installation revenue.

Operating expenses for the quarter totaled $335k as compared to $404k for the same quarter of 2001 representing a 17% reduction.

The Company is continuing to seek additional working capital through the sale of convertible debentures. During July, 2002 the Company sold $34,400.00 of these debentures. During the quarter ended September 30, 2002, the Company proposed to sell 35,000 shares of restricted common stock valued at $2,100 to an individual investor pursuant to an isolated sales exemption. The sale is in the process of being rescinded and the stock was never issued.

During July 2002, the Company acquired the exclusive rights to a proprietary microwave video networking technology, which allows video images to be transmitted, in real time, wirelessly over long distances. The agreement for the acquisition of this technology calls for the issuance of up to 600,000 shares of restricted stock and the funding of operational expenses for the technology. On July 31, 2002, the Waccamaw Regional Transportation Authority (WRTA), a public corporation and subdivision of the Counties of Horry and Georgetown and the State of South Carolina, Board of Directors unanimously approved a proposed contract with Voice & Wireless Corporation for the installation of its “Proprietary Microwave Network”(PMN) on its municipal buses. The contract was signed on August 12, 2002. The contract calls for a 90-day demonstration to be installed after the first of the year and if successful, other buses would be installed with the PMN system. The PMN consists of installing a wireless GPS locator on each bus along with a security camera that transmits a real time video back to headquarters, wirelessly. If the demonstration is successful, the WRTA contract could become one of the Company’s biggest contracts in its 14-year history.

On September 18, 2002 the Company responded to an RFP from a United States commercial airline company to install its PMN system in four of its planes for FAA certification. The issuer of the RFP has not responded. More information about the PMN technology may be found at www.ultimate-wireless.biz.

The first STABILUX™ product was installed in Boston during the summer of 2002 for demonstration purposes. The Company did not charge for this installation. STABILUX™ is a voltage regulator that stabilizes voltage and manages lighting for various applications. STABILUX™ is a proven technology, developed by the Italian manufacturer IREM S.p.A., and is in use through out Europe and Asia. IREM has manufactured and installed more than 550,000 voltage regulators in Europe and Asia since 1965 but has never before marketed the STABILUX™ products in the USA. STABILUX™ is ETL and FCC certified and IREM is both ISO 9001 and ISO 14001 certified. The product has been shown to reduce lighting energy costs by as much as 50% in European applications such as grocery stores, parking ramps, large retail stores, and similar facilities. STABILUX™ can be used with all existing or new lamps, ballasts or energy management systems found in commercial, industrial and governmental facilities. EconoWatt Corporation DBA GreenView Energy, is a wholly owned subsidiary of Voice & Wireless Corporation and is the exclusive distributor of STABILUX™ products in the United States. More information about STABILUX™ may be found at www.greenviewenergy.com.

Voice and Wireless Corporation has the exclusive right to market the new windows-based Facility Energy Decision System 5.0 software (FEDS) in the State of California for Pacific Northwest National Laboratory (www.pnl.gov/FEDS), which does work for the U. S. Department of Energy under Contract No.DE-AC06-76RLO1830. The new FEDS 5.0 software program will analyze every aspect of energy consumption in a building, or buildings, and then recommend energy saving solutions. Over 2,000 federal agencies have used the software and now it is available to the private sector through Voice & Wireless Corporation.

The Company does not have the capital to resolve production problems for the wireless Earbud at this time.

Liquidity and Capital Resources

Due to the losses sustained by the Company, there has been a significant reduction in working capital. As noted above, the Company is continuing to seek additional capital through the sale of convertible debentures. Two Company directors have been advancing credit and cash to the Company for several months in order to cover expenses not covered by revenues. In addition, Company officers have taken substantially reduced salaries and have not been reimbursed for substantial credit and expense advances to the Company. However, there is no guarantee that these alternative sources of cash and credit will be enough to compensate for lower revenues if the Company does not see significant revenues from its’ Stabilux, Ear-Bud, FEDS software, or Proprietary Microwave Network technology. This liquidity problem makes it difficult for the Company to properly market its products and services and places in question the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The Company believes the following represent its critical accounting policies and estimates:

Impairment of Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators.  Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired.  During the period ended September 30, 2002 and 2001, the Company did not record any impairment losses related to other intangibles related to acquired businesses.

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

Part II  Other Information

Item 1.   Legal Proceedings – None

Item 2.   Changes in Securities

On July 23, 2002 the Company’s Board authorized, but has not issued, 156,667 shares of 144 stock to a consulting salesperson for past and future services. At the same Board meeting, the Board authorized the cancellation of 225,000 shares of stock that had been returned to the Company. The Board discussed the fact that the Board members had been making cash advances and loans to the Company and that some of them had been converted into non-interest bearing notes. The CEO is still making credit and cash advances to the Company in order to cover operational expenses not covered by revenues.

Item 3.   Defaults upon Senior Securities – None

Item 4.   Submission of Matters to a Vote of Security Holders – None

Item 5.   Other Information – None

Item 6.   Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein. Exhibit 9.9 is the certification of the CEO and the CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002 (Corporate Fraud Bill), which was signed into law on July 30, 2002 by President George Bush. Exhibit 9.91 is the certification required under Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 9.92 is the Disclosure required under Item 4 by Section 307 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

/s/ Mark Haggerty	Dated: November 11, 2002
Mark Haggerty, Chief Executive Officer

/s/Jeff Etten	Dated: November 11, 2002
Jeff Etten, CFO

CERTIFICATION PURSUANT TO

18 U.S.C. §1350

 UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Haggerty, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Voice & Wireless Corporation, the  registrant;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             I , along with the CFO, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Mark Haggerty
Mark Haggerty, Chairman & CEO

CERTIFICATION PURSUANT TO

18 U.S.C. §1350

UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeff Etten, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Voice & Wireless Corporation, the registrant;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             I , along with the CEO, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Jeff Etten
Jeff Etten, CFO