Form 10KSB
period 2002-12-31
VOICE & WIRELESS CORP
filed 2003-04-15
CIK 854608

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Filed pursuant to Section 13 or 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002, file # 33-38119-C

VOICE AND WIRELESS CORPORATION

(Exact name of registrant as specified in charter)

Minnesota (State or other jurisdiction of organization)	41-1619632 (IRS Employer ID Number)

Interchange Tower, # 654, 600 S. Hwy 169, Minneapolis, MN 55426

(address of principal executive offices)

Registrant’s telephone number is   (952) 546-2075

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

Yes [X]	No [ ]

The number of shares outstanding of each class of the registrant’s common stock as of December 31, 2002 was 12,742,722 shares.

The estimated market value on December 31, 2002, of the voting stock held by all shareholders of the registrant was $509,709 and of non-affiliates with 10,722,605 shares was $428,904 based upon the last trade of the stock on the OTC Bulletin Board of $.04 per share. Currently there is a public market on the Bulletin Board on the Minneapolis Local over the Counter Market with a call sign of “VWLC”.

Exhibit Index on the Sequential page 18

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

VOICE & WIRELESS CORPORATION
FORM 10-KSB

YEAR ENDED DECEMBER 31, 2002

“*” The Consolidated Audited Financial Statements are not attached due to liquidity problems and may not be filed. Management is hopeful that the audited financials will be filed by late July, 2003, but there can be no assurance of that. The Company’s auditors or attorneys have not reviewed this 10-KSB, therefore it is very likely that when, if ever, the audited financials are filed that this 10-KSB will have to be restated and refiled.

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

Item 1.   Description of Business

Voice & Wireless Corporation changed its name on July 30, 2000 from KENSINGTON INTERNATIONAL HOLDING CORPORATION, (referred to herein as “VWLC” or the “Company”) to more accurately reflect its new direction to provide communication solutions as well as continuing its core business of installing and manufacturing commercial fixtures. During 2002 the Company sustained losses due to the recession, continued losses and investments into Mail Call, costs related to the development of the new patent-pending wireless Ear Bud, and expenses for new products as well as losses at Ives.

The Company was formed in 1988, initially for the purpose of developing oil and gas properties in Kentucky. It is a reporting public corporation quoted on the “pink and white sheets” as well as the bulletin board, and its call sign is “VWLC.OB”. On December 31, 2002, the Company had approximately 1,000 stockholders. On December 31, 2002, VWLC owned 100% of Ives Design, Inc., a

Minnesota corporation, and 100% of Mail Call, Inc. and 100% of Energy Management Technologies, Inc., both Florida corporations, and 100% of EconoWatt Corporation, a Nevada Corporation, all of which are operating companies. VWLC owns 80% or more of the following non-operating companies; Bluegrass Management and Operating Company, a Kentucky corporation; VWLC American Gas Drilling #1, a Minnesota LLC. During 2001, VWLC sold its interests in the 28 operating oil and gas wells in Oklahoma, Texas, and Arkansas for $40,000. VWLC also owns less than 10% of a number of companies under its Equity Acquisition Program as described on page 7. The Company formed a German subsidiary, “Kensington International Europe GmbH” in March 2000.

In the past, VWLC has focused on designing, manufacturing, and installing commercial store fixtures. During 2000, VWLC mapped out a new strategy to reposition the company to grow in the business-to-business wireless communications environment by emphasizing advanced voice and wireless communications services, products, and solutions. It is due to this new focus that VWLC acquired interests in Mail Call, Inc. and in MicroTalk Technologies, Inc. During 2002 it was decided to have the Company’s subsidiary, Ives Design, Inc., continue to focus on its core business and to expand into energy savings technologies through EconoWatt Corporation and Energy Management Technologies, Inc.

VWLC, as stated above, is comprised of:

A.   Mail Call, Inc. & the Wireless Ear Bud

Mail Call, Inc. was shut down in February 2002 in order to conserve cash. Mail Call, Inc., a Florida corporation founded in April 1997, was the creator of a convenient and easy to use method of accessing and managing e-mail from any telephone in the world. Mail Call delivers the “voice” e-mail as a return message to the sender. Mail Call has a Web Site at www.mailcall.com , but people cannot sign up for service. The Company is attempting to sell Mail Call and keeps the web site up to demonstrate how it works. Mail Call continues to be operated in the Bahamas for the Bahamian telephone company, BATELCO.

The patented and patent-pending digital wireless ear-piece (DWE) allows you to listen & talk on your analog or digital cellular phone (or any phone) hands free and without wires, by placing a small amplifier on your phone and by placing a soft plastic shell devise in the outer “bowl” or concha of your ear. The Company developed six working prototypes of the DWE, but when the Company attempted to produce its first 1,000 units a noise problem occurred that the Company’s engineers have not been able to solve. Therefore, the production and marketing of the DWE has been halted until there is sufficient cash to justify restarting its production and marketing. The Company is continuing its patents on the earbud.

B.   IVES DESIGN, INC.

In April 1992, the Company acquired 100% of IVES DESIGN, INC. (“Ives”), a manufacturer of store display fixtures. The primary components of such fixtures are wood and laminate but many fixtures will incorporate acrylic, glass and/or metal. Ives provides a broad spectrum of services to its customers including design, manufacturing, delivery and installation. Fixtures are sold to a wide variety of customers ranging from retail and grocery stores to private companies and churches. Several customers are members of the Fortune 1000. Sales are obtained through direct sales contact as well as referrals. The raw material used in production is widely available and procured from a number of sources depending on pricing and vendor stock. As of December 31, 2002, Ives employed 16 full time employees.

During 2002, Ives Design was still being affected by the recession and lost nearly $189,000 compared to a loss of $240,000 in 2001. Management realized that Ives had to acquire a product or products that it could market to its existing customers which had better margins and exclusivity. During March 2002, VWLC acquired the exclusive right to market, sell, service, promote, and distribute the STABILUX™, a voltage regulator that stabilizes voltage and manages lighting for various applications in the United States.

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

On March 6, 2002, VWLC and Ives Design were granted the exclusive rights to market, sell, promote, and distribute the STABILUX™ products in the entire United States of America for 1,400,000 shares of restricted stock. In addition, VWLC and Ives Design were granted the non-exclusive right to sell the STABILUX™ worldwide. Part of the transaction was that VWLC would also receive five (5) STABILUX™ units, and $30,000 of equipment and marketing materials. VWLC has hired a VP of Marketing for the STABILUX™. The Company has been operating as IREM’s exclusive United States distributor of STABILUX™ through its new subsidiary, EconoWatt Corporation, a Nevada Corporation, since March 6, 2002. The March 6, 2002 agreement to purchase EconoWatt Corporation was attached as Exhibit 10.5 to the 2001 10-KSB.

On June 20, 2002 the Company was granted a five-year exclusive license, for California, from May 13, 2002, to market the FEDS 5 energy savings analysis software program from Pacific Northwest National Laboratory (PNNL) and BATTELLE of the U.S. Department of Energy. The Company paid 633,750 shares of restricted stock to UTEK Corporation and 306,250 shares of restricted stock to BATTELLE Memorial Institute for the license rights. The license is with the Company’s 100% owned subsidiary, Energy Management Technologies, Inc., which is operated through Ives Design, Inc.

The United States Department of Energy’s (DOE) Federal Energy Management Program (FEMP) funded the development of PNNL’s FEDS 5 program along with the U.S. Army Construction Engineering Research Laboratory, the Naval Facilities Engineering Service Center, Defense Commissary Agency, and the U.S. Army Forces Command. The FEDS 5 program sells for $750 and provides a comprehensive method for quickly and objectively identifying energy problems and solutions in single and multiple buildings. The program determines the optimum set of cost-effective retrofits for heating, cooling, lighting, refrigeration, motors, windows, building shells, and hot water. The web site for information on the STABILUX and on FEDS 5 can be found at www.greenviewenergy.com .

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

Competition within the store fixture & lighting retrofit industry

Ives does have a number of competitors and bids most of its projects. During the recession, competitors have bid projects down which has resulted in losses for Ives Design. Notwithstanding, sales have picked up slightly during 2002 and management believes that the Company will become competitive again with respect to both price and quality of its products. In addition, the new STABILUX™ product and FEDS 5 program will be rolled out during 2003, provided there is more liquidity, and it has only one direct competitor, Electric City (AMX:ELC) from Illinois. Electric City has been marketing another Italian product similar to STABILUX for two years, but it differs in numerous operational features and does not have units for smaller and larger applications like STABILUX™ does which means that STABILUX™ may be “single-sourced” and not “bid” in a number of applications.

C.   Company Direction:

During 2002, VWLC mapped out a new strategy to reposition the Company to grow in the business-to-business wireless communications environment by emphasizing advanced wireless communications services and products. In late November 2002, the Company acquired the rights to a new and proprietary technology for the wireless 802.11 standard (WiFi), which provides encryption and a higher quality and faster VOIP and wireless Internet transmission. The Company paid 300,000 shares of restricted stock for the technology. The DWE is more than two years beyond its scheduled “roll-out” date and it still has some noise feedback problems. The Company is attempting to find a buyer for Mail Call and is still investing money to resolve the DWE technical problems. Once the DWE technical problems are resolved, the Company intends to find manufacturing and marketing partners to sell or license the DWE technology to. The new primary focus for VWLC will be to continue to expand its more traditional revenue generating businesses, such as Ives Design, Inc. and to market the STABILUX™, FEDS 5 program, its new “WiFi” technology. These new focuses will be expanded through sales to new customers, forming new strategic alliances, expanding sales to existing customers, and through acquisitions of products and services like STABILUX™, FEDS 5, and WiFi proprietary technology. The “WiFi” web site is www.ultimate-wireless.biz .

Equity Acquisition Program

It is also management’s intention to continue to obtain equity interests in other corporations in return for the Company’s management expertise. Management is of the opinion that it can obtain a 1% to 10% equity interest in these new companies with little or no capital investment. The primary focus for the EAP program will be companies in the wireless communications sector.

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

As a result of its acquisition of Ives, the Company owns two buildings on 2.47 acres. One building has 18,500 square feet, located at 1333 Constance Boulevard, Ham Lake, Minnesota. Approximately 2,000 square feet are utilized for offices and 16,500 square feet for manufacturing. There is also a 7,200 square foot storage building. The Company may sell the real estate and lease it back to generate cash for operations.

During 2001 the Company closed its offices in New York, Florida and in Germany to reduce costs.

Item 3:   Legal Proceedings

There are no legal proceedings against the Company as of the date of this filing or on December 31, 2002. There is a threatened litigation for approximately $12,500 by Hybrid Micro Circuits, but the Company disputes the claims and feels that it has a large counterclaim. Our auditors have also threatened to sue for last years audit fee of approximately $35,000, which is guaranteed by the CEO.

Item 4:   Submission of matters to a vote of Security Holders

None

PART II

Item 5:   Market for Common Equity and Related Stockholder Matters

Company stock price by quarter:

	High	Low

1st quarter	$0.35	$0.14
2nd quarter	$0.23	$0.08
3rd quarter	$0.14	$0.08
4th quarter	$0.15	$0.03

Since the Company is not NASDAQ qualified, these prices are inter dealer prices and may not reflect actual value or transactions.

(a)	Market Information

The Registrant’s securities are traded on the Bulletin Board as “VWLC.OB”.

(b)	Holders

At December 31, 2002 there were approximately 1,000 shareholders of record including people who held stock in “street name”.

(c)	Dividends

The registrant has not paid dividends on its common stock and does not expect to in the foreseeable future.

Item 6:   Management’s Discussion and Analysis or Plan of Operation Selected Financial Information (none of this information has been reviewed by our Auditors or Attorneys):

	2001	2002

Total Revenue	$2,244,368	$2,343,929
Cost of Sales	1,733,412	1,730,837

Gross Profit	$510,956	$613,092
Operating Expense	1,737,863	1,567,122
Loss on impairment of GW	607,647	270,830

Loss from Operations	$(1,834,554)	$(1,224,860)
Other Income (Expense)	(76,537)	$0

Loss from Continuing Operations	$(1,911,091)	$0
Discontinued Operations	(5,305)	$0

Net Loss	$(1,916,396)	$(1,224,860)
Basic and diluted loss per share	$(.21)	$(.10)

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001 REVENUES — Total revenues increased to $2,343,929 for the fiscal year ended December 31, 2002, compared to $2,244,368 for fiscal year ended 2001, an increase of $99,561 or 4% over the same period in 2001. This small increase was primarily due to the continued recession, which continues to hamper the shipment of fixtures and related installation revenue at Ives Design. This slight increase can be traced to a slow down in the economy which caused several customers to delay or cancel planned capital expenditures. Ives’ pending backorders going into fiscal 2003 was approximately $150,000.

GROSS PROFIT — Gross profit increased to $613,092 in fiscal year ended 2002 from $510,956 for fiscal year ended 2001, an increase of 19%. The increase in gross profit margin for the fiscal year ended 2002 was due to the overall mix of business with slightly higher margin products making up a higher percentage of the overall sales.

OPERATING EXPENSES — Operating expenses decreased to $1,567,122 in the fiscal year ended 2002 from $1,737,863 in fiscal year ended 2001, which was primarily the result of lower salary and commission expense. Selling, general, and administrative expenses decreased as a result of consolidating offices and an overall streamlining of the Company’s operations.

NET LOSS — As a result of the above, the Company sustained a net loss of $(1,224,860) for the fiscal year ended December 31, 2002 ($.10 loss per share on 12,742,722 weighted average outstanding shares), compared to a net loss of $(1,916,396) for the fiscal year ended December 31, 2001 ($0.21 loss per share on 8,363,609 weighted average outstanding shares).

Mail Call was closed in the United States during February 2002. Management continues to keep Mail Call’s web site up in an attempt to sell the technology.

Patent, research and development costs related to the Company’s ear bud product contributed significantly to the loss for the year. In addition, expenses related to the Company’s new services and products such as STABILUX, FEDS 5, and the 802.11 proprietary technologies also contributed to the loss.

LIQUIDITY AND CAPITAL RESOURCES — The Company has financed its cash requirements primarily through operations, and sales of its securities to accredited investors, and through the directors and their wives making loans to the Company, deferring salaries and fees, and by not being reimbursed for expenses and supplies.

As of December 31, 2001, the Company had a working capital of approximately $10,799. The Company has approximately $650,000 in long-term debt. The Company, based on management’s estimates, believes cash flow from operations will not support the Company’s working capital requirements for the next twelve months as such, the Company is seeking to raise funds through the issuance of convertible debentures to accredited investors. There can be no assurances that the Company will be successful in obtaining this additional financing. If it is not successful, the Company would seek to negotiate other terms for the issuance of debt, and/or pursue bridge financing, negotiate with suppliers for a reduction of debt through the issuance of stock and seek to raise equity through the sale of its common stock.

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Impairment of Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired. In December 2002, we wrote off our remaining goodwill related to the investment in the ear bud for development, patent costs, molds, and also wrote off our note with Stock of Fortune and our investment in Stock of Fortune. We also wrote off the consulting fees for UTEK Corporation, which together totaled $270,830

Revenue Recognition

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

In June 2001, the FASB adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Impairment will be reviewed on a periodic basis based on its fair value as noted in the critical accounting policies, the Company wrote off $270,830 of impaired goodwill, intangibles, and notes during the year ended December 31, 2002. The amount written off may change after an auditors review.

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

Item 8:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16 (a) of the Exchange Act

MANAGEMENT

     Mike Nakonechny resigned as a director and Chairman during January 2002. Jeff Etten resigned as CFO during January 2003. The executive officers and Directors of the Company are as follows:

Name	Age	Position

Keith A. Witter, JD, CPA	55	Director, Secretary, CFO
Mark Haggerty, JD	55	Chief Executive Officer, Chairman, COO

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

Mark Haggerty became an employee of VWLC on May 1, 1993 and became C.E.O.-C.O.O on September 9, 1993. Mr. Haggerty is a Graduate of the University of Minnesota Law School and is a practicing attorney. From 1974 to 1985 he served as a prosecutor in Anoka County, Minnesota. From 1971 to 1985 Mr. Haggerty was employed as an attorney with the Minneapolis law firm of Smith, Juster, Feikema, Malmon and Haskvitz and was its youngest shareholder, officer and director. In 1985 Mr. Haggerty was employed as a Senior Vice President at Miller and Schroeder Financial, Inc., Minneapolis, where he remained until 1987 when he formed Haggerty & Associates, Inc. During the past twenty-five years Mr. Haggerty has structured and closed more than 150 taxable and non-taxable financing and marketing programs both in the United States and in Europe. He serves as the elected Vice Chairman of the Hennepin County Parks, and on the Board of Directors for all of the VWLC companies. Haggerty has been a Director since October 15, 1994 and Chairman since January 30, 2002.

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

Item 10:   Executive Compensation

(a)   Compensation Pursuant to Agreements

     In May 1993, the Company entered into an employment agreement with Mark Haggerty to serve as Senior Vice-President. Mr. Haggerty has been and will continue to act as general counsel. Mr. Haggerty’s salary is $90,000 per year and his law firm; Haggerty & Associates, Inc. is retained at an additional $12,000 per year. Due to cash flow problems neither Mr. Haggerty nor his Law Firm have received any compensation from the Company for over a year. Mr. Haggerty and his wife have been loaning the Company money to keep it operational. The agreement with Mr. Haggerty allows him to retain a limited number of clients while employed with the Company since his contract only requires him to work 80% of his time for the Company. Mr. Haggerty also receives an automobile allowance, is reimbursed expenses incurred on Company business, receives four weeks paid vacation per year as well as medical insurance and life insurance through Ives Design, Inc., none of which has been paid for over a year. Mr. Haggerty’s and his law firm’s contract was extended through May 1, 2005.

Up until October 2000, the directors only received expense reimbursement and warrants. Since the board has been decreased in size to three members and now two members, the directors have been authorized to receive $500 a month in compensation. The two existing directors have never received a penny of director’s fees, but the former Chairman received all of his fees until he resigned in January of 2002.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

     The following table sets forth information as of December 31, 2002 regarding ownership of the Company’s common stock by (1) the only persons known by the Company to own beneficially more than five percent (5%) thereof; (2) the directors individually, either directly or through corporations or family members, and (3) all officers and directors as a group. All persons listed have either direct or indirect voting and investment power with respect to their shares unless otherwise indicated. The list on page 15 herein includes issued shares, as well as options and warrants that have not been issued but that have vested.

NAME	Shares	Percentage

Dennis Krause	284,089	2.23%
Isanti Street Blaine Minnesota 55432

Mark Haggerty	1,162,483	9.12%
8325 Northwood Pkwy New Hope, MN 55427

Keith Witter	573,545	4.50%
606 23rd Street NE Rochester, MN 55906

Total (3)	2,020,117	15.85%

All officers & key persons & directors & recent directors, as a Group, three persons

Item 12.   Certain Relationships and Related Transactions.

CERTAIN TRANSACTIONS

Liberty National Stock & Warrants & Convertible Debentures

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

In addition to the 1,000,000 Liberty National $2.50 Warrants, the Company issued 1,255,250 warrants that are exercisable for four years at $2.50 through a recent 506 private placement. In addition, the security brokers who sold the 1,255,250 warrants received another 99,975 warrants exercisable at $1.00 for five years. Through another private placement, the Company issued 728,750 warrants that are exercisable for five years at $2.50. The security brokers who sold the 728,750 warrants received another 69,875 warrants exercisable at $1.00 for five years. In July 2000, the Company issued 87,500 warrants exercisable at $3.00 for three years. Neither the brokers warrants nor the 2,071,500 investors warrants are callable by the Company, but the stock for the warrants are not registered and have no “piggyback rights”. Another 210,000 Warrants were issued to former and current offices and directors exercisable at $1.60. Two directors have 50,000 Warrants each exercisable at $.43 and one former outside director has another 50,000 Warrants exercisable at $.11. An additional 50,000 warrants have been issued for marketing services exercisable at $1.50 and are callable at $6.00 by the Company at $.01 per warrant. Another 25,000 warrants were issued for consulting and marketing services at an exercise price of $1.46. In connection with an employment agreement, the Company is required to issue a warrant to the individual to purchase 390,000 shares of the Company’s common stock at $1.00 per share exercisable for five years. The individual has the option to put the warrant back to the Company for $390,000 in the event the Company completes a private placement as outlined in the agreement. During 2001 another financial consulting group was issued 1,050,000 warrants that have exercise prices ranging from $0.875 to $8.40. This group has not performed as agreed to and the 1,050,000 Warrants may be cancelled for lack of valid consideration. Also during 2001, the Company through another 506 private offering issued 186,000 warrants exercisable at $2.50. As part of the agency agreement to raise debt or equity, the Company issued 18,600 warrants exercisable at $1.25 for seven years. In summary, there are issued and outstanding 4,370,950 Warrants plus the 1,000,000 Liberty National Warrants with only 400,000 of those having an exercise price of less than one dollar.

During 2001 the Company sold $242,500 in Convertible Debentures paying eight (8%) percent annual interest for five-year terms. The conversion price on the 2001 debentures is $1.25. During 2002 the Company sold a different series of Convertible Debentures. The Company sold $57,100 of the 2002 Debentures, which pay ten (10%) percent interest and are convertible at twelve ($0.12) cents for a term of five-years.

In addition, under the Company’s qualified stock option plan, its employees have a total of 324,329 cashless employee options. The plan allows for the issuance of up to 750,000 employee options under the plan. None of these warrants, options, convertible debentures, or shares have been registered.

Item 13.   Exhibits, lists and Reports on Form 8-K

(A) Exhibits	See Table of Content.
(B) Reports on Form 8-K	Filed in February 2000.

Exhibit Index

Exhibit	Description

#3	Certificate of Incorporation	*
#3.3	By-Laws of Company	*
#9.9	Audit Committee 307 S-K Disclosure	4/10/03
#9.91	Sarbanes-Oxley Act	*
#10	Promissory notes payable	***
#10.1	Acquisition of Ives & American Gas	**
#10.2	Acquisition of Mail Call	****
#10.4	Employment agreements	***
#10.5	Agreement with EconoWatt Corporation
#21.1	Form of Common Stock	***
#21.2	Form of Warrants & Debentures	***

*	Filed as exhibits to Company’s registration 33-38119-C to the SEC

**	Filed as part of Form 8-K to SEC on 2-12-93

***	Filed as an exhibit to Form 10-K filed on June 1993.

****	Filed as an exhibit to Form 8-K filed in December 1999 and amended in February 2000.

All 10-QSB’s, 8-K’s and amendments, S-8’s and 10-KSBs filed since 1989 are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned officers and/or Directors, there unto duly authorized.

Voice & Wireless Corporation

By:	/s/ Mark Haggerty Mark Haggerty, Chairman & C.E.O.- C.O.O., Dated April 10, 2003

By:	/s/ Keith Witter Keith Witter, Director & Secretary & CFO, 4/10/03

CERTIFICATION PURSUANT TO

18 U.S.C. §1350

UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Haggerty, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Voice & Wireless Corporation, the registrant;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   I, along with the CFO, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ Mark Haggerty Chairman & CEO

CERTIFICATION PURSUANT TO

18 U.S.C. §1350

UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith Witter, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Voice & Wireless Corporation, the registrant;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   I , along with the CEO, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ Keith Witter CFO