Form 10QSB
period 2003-03-31
VOICE & WIRELESS CORP
filed 2003-05-14
CIK 854608

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities exchange Act of 1934

For Quarter Ending March 31, 2003

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

Outstanding shares are 12,742,722 of common stock at $.001 par value.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SIGNATURES
EX-99 Certification Pursuant to 18 USC Sec. 1350

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

Quarter Ended March 31, 2003

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

Item 1. Consolidated Financial Statements

The consolidated balance sheet of Voice and Wireless Corporation (the “Company”) as of the quarter ended March 31, 2003 and the related consolidated statements of operations and cash flows thereto are incorporated herein by reference to the Company’s quarterly report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
(In 000’s except per share data)

Highlights: Quarter ended March 31,

	2002	2003	% Change

Revenue	$842	$438	(48.0%)
Gross Profit	271	176	(35.0%)
Net Loss	($160)	($32)	(500%)
Loss or Profit per share	($.02)	($.003)

Revenues for the quarter totaled $438k as compared to $842k for the same quarter in 2001 for a 48% reduction in revenues due to the recession. We have continued to see a slow down in the rate of customer orders due to various reasons. The slowing of the economy has resulted in fewer projects being started. With fewer projects being bid, competitors are cutting prices, which has had a negative impact on gross margins.

Gross profit for the quarter ended totaled $176k compared to $271k for the same quarter of 2002. The decrease in gross profit percentage is directly related to lower revenues and the recession.

Inflation

     The rate of inflation can have a significant impact on the Company’s operations because of increase in wood product costs. The Company bids most projects and can not pass all of the cost increases to our customers.

Part II Other Information

Item 1. Legal Proceedings — None

Item 2. Changes in Securities — None

Item 3. Defaults upon Senior Securities — The Company is five months behind in making interest payments on its Convertible Debentures. It has written a letter to all of the Debenture holders explaining the reasons for the delay in making the payments.

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — This 10-QSB has not been reviewed by the Company’s auditors or attorneys. The Company has serious cash problems and may be delisted to the “pinksheets” and may not be able to file future 10-KSBs and 10-QSBs, financials or audits due to liquidity problems. Even with the 500% reduction in losses, the Company continues to suffer losses and may not survive as a “going concern”. Senior management continues to advance cash to the Company and not take salaries and directors fees, but these measures may not be enough to keep operations going.

Item 6. Exhibits and Reports that have been filed since 1994 on Forms 8-KSB, 10-KSB, and 10-QSB, DEF 14A and the October 18, 1995 S-8 filing as described in Item 2 herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voice and Wireless Corporation

/s/ Mark Haggerty
Chief Executive Officer

/s/ Keith Witter, C.F.O.

Dated:	May 13, 2003
Minneapolis, Minnesota

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

5.   I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions, but not to the Company's auditors or attorneys due to liquidity problems):

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

Date: May 13, 2003	/s/ Mark Haggerty Chairman & CEO

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

5.   I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions, but not to the Company's auditors or attorneys due to liquidity problems):

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

Date: May 13, 2003	/s/ Keith Witter CFO